Form 10-Q
period 1995-06-30
TODAYS BANCORP INC
filed 1995-08-11
CIK 216729

                                                               PAGE 1 OF 19
                                                   EXHIBIT INDEX ON PAGE 17


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                  0-14511
                                  -------
                         (Commission File Number)

                           TODAY'S BANCORP, INC.
                           ---------------------
          (Exact name of registrant as specified in its charter)


          DELAWARE                             36-2902424
          --------                             ----------
(State or other jurisdiction of        (IRS Employer Identification
  incorporation or organization)              Number)


TODAY'S Bank Center
P.O. Box 30
Freeport, Illinois                                  61032
- ---------------------------------------             -----
Address of principal executive offices)           (Zip Code)


                              (815) 235-8459
                              --------------
                      (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      ----

Number of shares of common stock outstanding:
                                                  Shares outstanding
           Title of each class                      June 30, 1995
           -------------------                      -------------

         Common stock, par value
              $5.00 per share                          2,732,319

PART I.  ITEM I.
                           TODAY'S BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                                 unaudited







                                                      June  30             December 31
                                               ----------------------      -----------

                                                  1995          1994            1994
                                                  ----          ----            ----
ASSETS
Cash and due from banks................        $ 16,283       $ 14,968       $ 15,144
Federal funds sold.....................             470         14,720         11,570
                                                -------        -------        -------
        Total cash and cash equivalents          16,753         29,688         26,714
Mortgage loans held for sale...........           4,364          7,026          1,288
Time deposits in other banks...........           1,135            117          1,607
Trading account securities.............              --             --          6,350
Securities available for sale, at fair
  value................................          67,989         61,734         63,298
Securities held to maturity with
  aggregate fair values of $43,525,
  $36,002 and $35,476, respectively....          43,194         36,060         36,243
Loans..................................         352,898        275,535        330,782
  Allowance for possible loan losses...          (3,032)        (2,942)        (3,144)
                                                -------        -------        -------
                              Net loans         349,866        272,593        327,638
Premises and equipment.................          12,961         11,115         12,637
Accrued interest and other assets......          11,841         10,354         13,591
                                                -------        -------        -------
                           Total assets        $508,103       $428,687       $489,366
                                                -------        -------        -------
                                                -------        -------        -------

LIABILITIES
Deposits:
  Non interest bearing.................        $ 43,453       $ 42,534       $ 45,937
  Interest bearing.....................         388,171        327,543        371,810
                                                -------        -------        -------
                         Total deposits         431,624        370,077        417,747
Federal funds purchased, securities
  sold under agreements to repurchase
  and other short-term borrowings......          12,794          8,583         13,130
Other liabilities......................           3,345          2,583          3,860
Other borrowings.......................          16,297          8,222         13,797
                                                -------        -------        -------
                      Total liabilities         464,060        389,465        448,534
                                                -------        -------        -------

CAPITAL
Preferred stock, without par value:
  Authorized - 200,000 shares, issuable
  in series; none issued or outstanding              --             --             --
Common stock, par value $5 per share:
  Authorized - 6,000,000 shares;
  Issued - 2,732,319, 2,705,745 and
    2,705,745 shares, respectively;
  Outstanding - 2,732,319, 2,687,503
    and 2,705,257 shares, respectively.          13,664         13,529         13,529
Capital surplus........................           6,259          5,878          6,036
Retained earnings......................          23,824         20,659         22,396
Unrealized gain (loss) on securities...             296           (758)        (1,127)
Treasury shares - None, 18,242 and.....
  488 shares, respectively, at cost....               -            (86)            (2)
                                                -------        -------        -------
                          Total capital          44,043         39,222         40,832
                                                -------        -------        -------
          Total liabilities and capital        $508,103       $428,687       $489,366
                                                -------        -------        -------
                                                -------        -------        -------

See accompanying notes to consolidated financial statements.

                           TODAY'S BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share data)
                                 unaudited

                                                     THREE MONTHS ENDED
                                                         JUNE 30
                                                         -------
                                                      1995        1994
                                                     -----        ----
INTEREST INCOME
Interest and fees on loans.......................   $8,051      $5,631
Interest on federal funds sold and
  time deposits in other banks...................      148         123
Interest and fees on mortgage loans
  originated for sale............................       38         185
Interest on investment securities
  Taxable........................................    1,403       1,006
  Exempt from federal income taxes...............      247         269
                                                    ------       -----
                        TOTAL INTEREST INCOME        9,887       7,214
                                                    ------       -----

INTEREST EXPENSE
Interest on deposits.............................    4,476       3,086
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase and other short-term borrowings.....      157          60
Interest on other borrowings.....................      288         115
                                                    ------       -----
                        TOTAL INTEREST EXPENSE       4,921       3,261
                                                    ------       -----
          NET INTEREST INCOME BEFORE PROVISION
                      FOR POSSIBLE LOAN LOSSES       4,966       3,953
Provision for possible loan losses...............      165         120
                                                    ------       -----
           NET INTEREST INCOME AFTER PROVISION
                      FOR POSSIBLE LOAN LOSSES       4,801       3,833
                                                    ------       -----

OTHER OPERATING INCOME
Trust department income..........................      393         353
Service charges on deposit accounts..............      454         331
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................      246        (141)
Securities gains, net............................        8           4
Other income.....................................      149          94
                                                    ------       -----
                 TOTAL OTHER OPERATING INCOME        1,250         641

OTHER OPERATING EXPENSES
Salaries, wages and employee benefits............    1,978       1,999
Net occupancy expense............................      336         269
Furniture and equipment expense..................      333         272
Printing, stationery and supplies................      172         122
FDIC insurance expense...........................      238         236
Data processing expense..........................      261         239
Marketing and advertising........................      203          97
Other expenses...................................      750         877
                                                    ------       -----
               TOTAL OTHER OPERATING EXPENSES        4,271       4,111
                                                    ------       -----

Income before income taxes.......................    1,780         363
Income tax provision.............................      619          68
                                                    ------       -----
                                   NET INCOME       $1,161      $  295
                                                    ------       -----
                                                    ------       -----

Net income per common share......................   $ 0.43      $ 0.11
                                                    ------       -----
                                                    ------       -----
Dividends declared per common share..............  $0.1375      $0.125
                                                    ------       -----
                                                    ------       -----

See accompanying notes to consolidated financial statements.

                           TODAY'S BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share data)
                                 unaudited


                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                           -------
                                                      1995        1994
                                                     -----        ----
INTEREST INCOME
Interest and fees on loans.......................  $15,456    $ 11,057
Interest on federal funds sold and
  time deposits in other banks...................      323         132
Interest and fees on mortgage loans
  originated for sale............................       79         524
Interest on investment securities
  Taxable........................................    2,731       2,007
                                                    ------       -----
  Exempt from federal income taxes...............      494         553
                                                    ------       -----
                        TOTAL INTEREST INCOME       19,083      14,273
                                                    ------       -----

INTEREST EXPENSE
Interest on deposits.............................    8,692       5,980
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase and other short-term borrowings.....      291         166
Interest on other borrowings.....................      530         202
                                                    ------       -----
                       TOTAL INTEREST EXPENSE        9,513       6,348
                                                    ------       -----
          NET INTEREST INCOME BEFORE PROVISION
                      for possible loan losses       9,570       7,925
                                                    ------       -----
Provision for possible loan losses...............      330         238
                                                    ------       -----
           NET INTEREST INCOME AFTER PROVISION
                      FOR POSSIBLE LOAN LOSSES       9,240       7,687
                                                    ------       -----

OTHER OPERATING INCOME
Trust department income..........................      801         753
Service charges on deposit accounts..............      877         638
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................      312         146
Securities gains, net............................      134          75
Other income.....................................      417         278
                                                    ------       -----
                 TOTAL OTHER OPERATING INCOME        2,541       1,890
                                                    ------       -----

OTHER OPERATING EXPENSES
Salaries, wages and employee benefits............    3,895       3,829
Net occupancy expense............................      711         485
Furniture and equipment expense..................      659         515
Printing, stationery and supplies................      393         237
FDIC insurance expense...........................      475         427
Data processing expense..........................      537         470
Marketing and advertising........................      330         173
Other expenses...................................    1,523       1,626
                                                    ------       -----
               TOTAL OTHER OPERATING EXPENSES        8,523       7,762
                                                    ------       -----

Income before income taxes.......................    3,258       1,815
Income tax provision.............................    1,118         547
                                                    ------       -----
                                   Net income      $ 2,140     $ 1,268
                                                    ------       -----
                                                    ------       -----

Net income per common share......................  $  0.79     $  0.48
                                                    ------       -----
                                                    ------       -----
Dividends declared per common share..............  $0.2625     $  0.25
                                                    ------       -----
                                                    ------       -----

See accompanying notes to consolidated financial statements.

                           TODAY'S BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                                 unaudited

                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                           -------
                                                      1995        1994
                                                     -----        ----

OPERATING ACTIVITIES

Net income....................................... $  2,140    $  1,268
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation.................................      799         635
    Amortization of goodwill.....................      186         101
    Benefit for deferred income taxes............     (265)        (30)
    Provision for possible loan losses...........      330         238
    Amortization of premiums, net................      170         415
    Securities gains, net........................      (57)        (75)
    Trading account security gains...............      (77)        -
    Proceeds from sale of trading account
      securities.................................    6,427         -
    Loans originated for sale....................  (20,468)   (119,564)
    Loans sold...................................   17,392     136,756
    (Increase) decrease in accrued interest
      and other assets...........................      930        (984)
    Decrease  in other liabilities...............     (515)     (1,391)
                                                    ------       -----

Net cash provided by operating activities            6,992      17,369
                                                    ------       -----

INVESTING ACTIVITIES

(Purchase of)/proceeds from maturities of time
  deposits in other banks........................      476         (62)
Securities available for sale:
  Proceeds from sales, maturities and repayments
    of mortgage-backed securities................      338       1,711
  Proceeds from sales of investment securities...    5,038       8,145
  Proceeds from calls and maturities of
    investment securities........................   12,301      10,798
  Purchase of investment securities..............  (20,098)    (18,930)

Securities held to maturity:
  Proceeds from sales, maturities and repayments
    of mortgage-backed securities................    1,106       4,129
  Proceeds from sale of investment securities....      347         -
  Proceeds from calls and maturities of
    investment securities........................    1,555       3,021
  Purchase of investment securities..............  (10,024)     (5,585)
Net increase in loans held for portfolio.........  (22,558)    (18,201)
Purchase of premises and equipment...............   (1,123)     (3,221)
                                                    ------       -----

Net cash used by investing activities              (32,642)    (18,195)
                                                    ------       -----


                           TODAY'S BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                          (dollars in thousands)
                                 unaudited

                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                            -------
                                                       1995        1994
                                                       ----        ----
FINANCING ACTIVITIES

Net increase in deposits.........................    13,877      25,536
Net decrease in federal funds purchased,
  securities sold under agreements to repurchase
  and other short-term borrowings................      (336)     (1,163)
Payment on other borrowings......................      (500)    (16,078)
Cash dividends paid..............................      (712)       (667)
Proceeds from exercise of stock options..........       360         496
Increase in other borrowings.....................     3,000       4,300
                                                     ------       -----

Net cash provided by financing activities........    15,689      12,424
                                                     ------       -----

Net increase (decrease) in cash and cash
  equivalents ...................................    (9,961)     11,598

 Cash and cash equivalents at beginning of period    26,714      18,090
                                                     ------       -----

       Cash and cash equivalents at end of period  $ 16,753    $ 29,688
                                                     ------       -----
                                                     ------       -----



See accompanying notes to consolidated financial statements.

TODAY'S BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
(dollars in thousands)

Note 1 - Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting policies set forth in the Company's 1994 Annual Report on Form 10-K and should be read in conjunction with the notes to the consolidated financial statements contained therein.

Note 2 - Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X except for the December 31, 1994 balance sheet which was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications, which had no effect on net income, have been made in the prior period financial statements to conform with the current year's presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 3 - Non-cash Investing Activity

During the first six months of 1995, the securities available for sale were written up $2.3 million to reflect the current market price at June 30, 1995. The offsetting entries were to other assets which were decreased by $899 thousand to reflect the deferred income tax impact and to the capital account, unrealized loss on securities, which was increased by $1.4 million moving from a negative position of $1.1 million at December 31,1994 to $$296 thousand at June 30, 1995.

Note 4 - Change in Accounting for Impaired Loans

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114 (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan". As a result of applying the new rules, certain impaired loans were written down to the present value of expected future cash flows using each loan's effective interest rate, or as a practical expedient, at each loan's observable market price or the fair value of the collateral if the loan was collateral dependent. A portion of the allowance for loan losses was allocated to such loans. There was no additional provision for possible loan losses as a result of adopting this standard. The average balance for the first six months of 1995 and the June 30, 1995 balance of impaired loans was $1.5 million and $1.3 million, respectively. The portion of allowance for loan losses allocated to the impaired loan balance as of June 30, 1995 was $31 thousand. There was no interest income recognized on impaired loans for the six month period ended June 30, 1995.

Note 5 - Reorganization

Early in 1995, the Company combined its five subsidiary banks into two separate banking units which are named TODAY'S BANK (East and West). State Bank of Freeport, Bank of Pecatonica and First State Bank of Rockford combined into a single entity on January 1, 1995 and First National Bank of Galena and Tri-State Bank merged on February 1, 1995. The newly-merged entities are called TODAY'S BANK (East and West) and are wholly owned subsidiaries of TODAY'S BANCORP, INC., the new name selected for Northwest Illinois Bancorp, Inc.

In addition, the Company has changed the name of its mortgage banking subsidiary to TODAY'S MORTGAGE SOURCE and set up a new financial services company called TODAY'S FINANCIAL SERVICES COMPANY. TODAY'S FINANCIAL SERVICES COMPANY will include the operations of trust, asset management, full service investment brokerage, insurance and other fee-based services, currently provided by the individual banks.

Effective July 1, 1995, the Company restructured the activities of TODAY'S MORTGAGE SOURCE. While still maintaining the present sales structure, all operational support will be provided by an outside company beginning in the third quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of significant factors which affected TODAY'S BANCORP, INC.'s ("TDAY") financial statements and results of operations. This commentary is intended to provide readers with a more comprehensive review than may be apparent from the consolidated financial statements and notes alone.

On September 30, 1994, TDAY acquired all of the outstanding common stock of Tri-State Bank and Trust Company of East Dubuque and all of the common stock of Tri-State Insurance Company. The transaction has been treated under the purchase method of accounting. Therefore, TDAY's consolidated balance sheets from that date include the assets and liabilities of these companies; however, earnings prior to that date are not included in the consolidated statements of income.

EARNINGS OVERVIEW

The Company's second quarter earnings of $1,161 or $0.43 per share, were significantly greater than the $295 or $0.11 per share recorded in the same quarter of 1994. Year-to-date earnings of $2,140 or $0.79 per share, represents an increase of 68.8% or $0.31 per share compared to six month ending June 30, 1994. Compared to first quarter 1995, per share net income reflected an increase of $0.07.

The increase for the six month period was attributable to earning improvements within the bank affiliates, a reduction of the loss at the mortgage subsidiary and a one-time charge for expenses associated with the termination of a proposed merger. For the six months ended June 30, 1995 and 1994, the mortgage subsidiary had a net loss of $350 and $780, respectively. Mortgage revenues from loan originations are expected to increase during the month of August due to the increase in refinancing activity resulting from the lower interest rate environment. Management is currently implementing a plan that will reduce fixed overhead costs and personnel at the mortgage subsidiary by outsourcing all operational functions. It is estimated that the plan will be completed by the middle of the third quarter.

TDAY's annualized return on average equity was 10.82% and 10.20% for the three month and six month period ending June 30, 1995. The return on average assets was .93% and .87% for the three month and six month periods ended June 30, 1995. For the same periods in 1994, the annualized return on average equity was 3.00% and 6.48%, while the annualized return on average assets was
 .28% and .61%, respectively.

NET INTEREST INCOME

Net interest income, defined as the difference between interest income and interest expense ("the margin"), remains TDAY's most significant source of profitability. The second quarter margin increased by $362, or 7.9% from the prior quarter. The increase was due to loan growth which resulted from the Company's ongoing business development efforts. This success was somewhat negated by higher costs associated with deposit funding. Throughout much of 1994, increases in deposit costs lagged rises in asset yields. However, this is no longer the case as most deposits have repriced and additional growth is coming in the form of more expensive funds. Compared to the same period of 1994, the margin increased about $1.6 million of which approximately $800 is attributable to the Tri-State purchase.

The Company believes it has a very stable deposit base and sound, high quality loan and investment portfolios. While there may be some additional margin compression in the future, the overall effect of this is thought to be minimal due to the limited rate risk associated with the affiliate Banks' repricing schedules. Given the competitive nature of deposit pricing, additional loan related growth may be purposely restrained.

OTHER OPERATING INCOME

TDAY'S earnings from non-interest sources for the first six months of 1995 were $2.5 million, an increase of 34.4% from the prior year. Compared to the prior quarter, non-interest revenues showed a slight decline of $41 or 3.2%.

Deposit fees reflect additional income as a result of standardizing related fees within the affiliates and a more aggressive posture of charging for accounts being overdrawn. The $801 recorded in the first half of 1995 represents an increase of 6.4% from the same period in 1994.

Mortgage refinancing activity during the second quarter was higher as interest rates declined to their lowest level since the beginning of 1994. Due to its higher level of activity, the mortgage banking unit had revenues of $246 and $312 for the second quarter and first six months of 1995. This is a significant increase from the $(141) reported in the same quarter in 1994 and the $146 reported in the first half of 1994.

During the fourth quarter of 1994, the Company recorded an unrealized loss of $643 thousand on investment securities held in its trading account. In the first quarter of this year, these securities showed some market appreciation with an approximate gain of $70 thousand being recorded. The Company sold the securities during the second quarter, and recorded a gain of approximately $7.

OTHER OPERATING EXPENSE

Total other operating expenses were $8.5 million for the first six months as compared to $7.8 million for the same period in 1994. The Tri-State purchase accounted for approximately $300 of the increase between 1995 and 1994. Compared to the same quarter in 1994, operating expenses increased slightly from $4.1 million to $4.3 million. The majority of this increase is in the net occupancy expense and marketing and advertising expense.

Personnel costs continue to be the largest component of other operating expenses. Employee related costs totaled $3.9 million for the first six months of year. This reflects an increase of $66 or 1.7%, over the same period in 1994. The addition of Tri-State added approximately $200 in employee costs for the first half of 1995 as compared to the same period of 1994. Mortgage banking employee costs over the first two quarters of 1995, as compared to the first two quarters of 1994, decreased $343 as a result of staff reductions and reduced commissions paid to originators. For the current quarter, personnel costs were $1,978, a decrease of $21 or 1.1%, from the same quarter last year.

Employee costs represented 31.8% of net interest and non-interest revenues for the second quarter, a decrease of 0.7% from the prior quarter. This important indicator was also 32.2% for the first six months of 1995 compared to 39.0% in the first half of 1994. TDAY continues additional efforts to further improve in this area.

Net occupancy and equipment expenses for the six months ended June 30, 1995 were $711 as compared to $485 for the same period of 1994. This increase is due to higher levels of depreciation on personnel computing networks and the increased costs of maintenance. Net occupancy expense for the second quarter was $336 as compared to $375 for the prior quarter, a decrease of 10.4%. The decrease between quarters is due to utility expenses and maintenance costs returning to lower levels during the second quarter. These expenses during the first quarter were higher due to the colder weather conditions.

During the second quarter of 1995, the Company continued to experience additional costs associated with the name change and the reorganization of its affiliates. Additional costs associated with these efforts increased expenses about $300 over normal operating expenses for the first half of 1995. The major components of the additional costs were supplies and forms ($100), marketing and advertising ($100), postage ($31), employee overtime ($20), and data processing ($10). While the majority of these expenses are one time in nature, increased marketing and advertising are planned for the balance of the year.

STATEMENT OF CONDITION

Total assets of $508.1 million were reported as of June 30, 1995. This represents a $79.4 million, or 18.5% increase, over the $428.7 million reported as of June 30, 1994 and a $18.7 million, or 3.8% increase, over the $489.4 million reported as of December 31, 1994. Approximately $43 million of the increase in assets is attributable to the purchase of Tri-State Bank.

Mortgage loans held for sale declined $2.6 million to $4.4 million in the second quarter from the same date last year and increased $3.0 million from year end 1994. Mortgage loans held for sale are expected to decline in the foreseeable future. Funds from this reduction were utilized to reduce federal funds purchased and to fund other asset growth.

Loans represent the largest component of TDAY's earning asset base and lending activities continue to show positive results. At the end of the current quarter, total net loans were $349.9 million. This represents a $77.3 million, or 28.4% increase, over the $272.6 million reported June 30, 1994 and a $22.3 million, or 6.8% increase, over the $327.6 million reported December 31, 1994. TDAY's strong emphasis on sales, to capture more business from current customers and to attract new relationships by offering high quality and diversified loan products, should allow for continued growth of the loan portfolio if appropriately priced funds can be secured. The purchase of Tri-State Bank contributed approximately $26 million to the growth figures reported between the second quarters of each year.

Securities totaled $111.2 million at June 30, 1995, an increase of $13.4 million, or 13.7%, from the $97.8 million reported the same day last year and a $5.3 million increase over the $105.9 million reported December 31, 1994. As previously mentioned, the Company sold its trading account securities during the quarter. The funds were reinvested in securities and used to fund loan growth. The relatively stable balances within the investment portfolio are indicative of using deposit growth to fund lending opportunities. The Tri-State Bank purchase added approximately $11 million in investments.

On the liability side of the balance sheet, deposits totaled $431.6 million at June 30, 1995. They grew $61.5 million, or 16.6%, from the $370.1 million reported on June 30, 1994, and $13.9 million from the $417.7 million reported on December 31, 1994. Again, the Tri-State purchase increased total deposits by approximately $39 million. Much of the remaining deposit growth during 1994 was attributable to increased market penetration in the Rockford, Illinois area. Specialized products were developed to meet the needs of targeted groups such as small businesses. These new funding sources were specifically identified and used to match commercial loan growth.

Short-term borrowings totaled $12.8 million at June 30, 1995. This was an increase of $4.2 million or 48.8% from the same period in 1994 and a slight decrease of $300 thousand, or 2.3%, from the $13.1 million reported at December 31, 1994. This increase in short-term borrowings from June 30, 1994 was mainly caused by a higher demand for repurchase agreements.

Other borrowings increased $8.1 million since June 30, 1994 to the current balance of $16.3 million. This also represented an increase of $2.5 million since December 31, 1994. Approximately $6.0 million of the year to year increase resulted from debt associated with the Tri-State purchase. The balance came in the form of advances from the Federal Home Loan bank. Again, these funds were used to provide additional lending capacity.

ASSET QUALITY

TDAY continues to emphasize asset quality as evidenced by its ratio of non-performing loans being only .92% of gross loans at June 30, 1995. This compares to 0.8% for the same date last year. Non-performing loans as a percent of capital have increased to 7.3%, compared to 5.7% for the same date last year. The Tri-State purchase added approximately $292 thousand (or 0.7%) to the non-performing numbers.

TDAY evaluates the allowance for possible loan losses on an on-going basis. The results of these reviews are reported to the Board of Directors. The level of the allowance is a matter of judgment and is dependent upon many factors, including a prospective view of losses inherent in the loan portfolio, delinquency trends, historic charge-off percentages and other factors management believes may affect the quality of the portfolio. As part of the due diligence procedures related to the acquisition, management has assessed the condition of Tri-State Bank's portfolio and believes the level of the allowance is adequate. Based on current projections, TDAY is unaware of any information or uncertainties concerning material credits that would significantly impact future operations, liquidity or capital. During the first quarter of 1995, the Company adopted new accounting procedures for reporting and identifying loans which may be impaired as to total collectibility. Based upon the most recent evaluation, additional funding for these impaired loans was unnecessary.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Asset/Liability Committees of the affiliate banks continually monitor TDAY's liquidity and rate sensitivity position. Rate sensitivity management seeks to maximize the growth of net interest income on a consistent basis by minimizing the fluctuations associated with changing market interest rates along with meeting cash flow requirements that may arise from increases in demand for loans or other assets or from decreases in deposits or other funding sources.

TDAY's liquidity position has been influenced by its funding base and asset mix as identified in the Consolidated Statement of Cash Flows. Funding for the first six months of 1995 was primarily provided by proceeds from the sales, calls and maturities of trading securities, investment securities and mortgage-backed securities of $27.1 million, an increase in other borrowings of $3.0 million and an increase in deposits of $13.9 million. The funds were primarily utilized to purchase investment securities totaling $30.1 million, decrease short-term borrowings by $0.4 million, pay dividends of $0.7 million and provide funds of $22.6 million for lending activities.

The following rate sensitivity table reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1995:


                                               0-3 MO         4-12 MO         1-5 YR.         > 5 YR.        TOTAL
- -------------------------------------------------------------------------------------------------------------------
 USES OF FUNDS
 Investment securities,
  excluding valuation
  allowance                                     $ 7,009       $ 20,299       $ 73,449        $ 9,986       $110,743
 Time deposits in banks                             642            465             --             28          1,135
 Federal funds sold                                 470             --             --             --            470
 Mortgage loans held
   for sale                                       4,364             --             --             --          4,364
 Loans, excluding non-
   accrual loans                                158,305         46,277        111,402         35,357        351,341
- -------------------------------------------------------------------------------------------------------------------
  Total Uses                                   $170,790       $ 67,041       $184,851        $45,371       $468,053
- -------------------------------------------------------------------------------------------------------------------

 SOURCES OF FUNDS
 Int. bearing checking                         $ 51,177       $     --       $     --        $    --       $ 51,177
 Moneymarket savings                             48,489             --             --             --         48,489
 Regular savings                                 42,357             --             --             --         42,357
 Time deposits                                   85,516         49,661         73,795          6,711        215,683
 Other interest bearing                          10,507          7,348         11,955            655         30,465
 Short-term borrowings                           12,794             --             --             --         12,794
 Term borrowings and
  advances from FHLB                              7,722          5,250          3,325             --         16,297
- -------------------------------------------------------------------------------------------------------------------
 Total interest bearing                         258,562         62,259         89,075          7,366        417,262

 Net other sources                                   --             --             --         50,791         50,791
- -------------------------------------------------------------------------------------------------------------------
  Total Sources                                $258,562       $ 62,259       $ 89,075        $58,157       $468,053
- -------------------------------------------------------------------------------------------------------------------

 CUMULATIVE MATURITY/RATE
  SENSITIVE GAP                                ($87,772)      ($82,990)      $ 12,786        $     0       $      0
- -------------------------------------------------------------------------------------------------------------------


On a cumulative basis, TDAY's one year interest gap resulted in $(83.0) million more interest sensitive liabilities than assets. This generally indicates that net interest income would decline in a rising rate environment. However, in tracking interest rate movements of deposit rates compared to market based rates during past interest rate cycles, TDAY notes that certain deposit rates have a tendency to lag. When the cumulative rate sensitivity gap is adjusted for this factor, TDAY feels it is in a near matched position, allowing for limited interest rate exposure.

The cumulative rate sensitivity gap provides a general indication of interest sensitivity at a specific point in time. TDAY further utilizes simulation to analyze the impact of changes in interest rates and volumes on the net interest income.

CAPITAL

TDAY's capital position provides a margin of safety for depositors and stockholders, and enables the Company to take advantage of acquisition opportunities and provide for future growth. Each of the subsidiary banks are subject to regulatory capital guidelines as shown below. At June 30, 1995, TDAY had Tier I capital of 9.6%, Tier II capital of 10.4% and a leverage ratio of 7.6%.

The following table illustrates in tabular form the various ratios:

                                                                    MINIMUM
                                                                   REGULATORY
                                            AMOUNT        RATIO    GUIDELINES
- -----------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS
 Tier I capital                            $  37,497       9.6%         4.0%
 Tier II capital                              40,529      10.4          8.0
 Risk-weighted assets                        391,483        --           --

SUPPLEMENTAL RATIOS
 Leverage ratio                              37,497       7.6          3.0
 Total average assets                       494,614        --           --


Bank regulators have established risk-based capital guidelines which are intended to reflect the varying degrees of risk associated with different balance sheet and off-balance-sheet items. Tier I capital includes equity capital less goodwill to risk-weighted assets, and Tier II capital includes Tier I capital plus the allowed portion of the allowance for possible loan losses to risk-weighted assets. The leverage ratio is defined as Tier I capital to total assets.

Under the risk-based capital guidelines presently in effect for banks and bank holding companies, minimum capital levels are based on the perceived risk in the various asset categories. Certain off-balance-sheet instruments such as loan commitments and letters of credit require capital allocations. Bank holding companies are required to maintain minimum risk-basked capital ratios. TDAY's ratios are above the regulatory minimum guide-lines and each of its subsidiary banks met the regulatory criteria to be categorized as "well capitalized" institutions at June 30, 1995. For each of the subsidiary banks, the "well capitalized" classification permits the banks to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those who do not meet this definition. Designation as a "well capitalized" institution does not constitute a recommend-ation by federal bank regulators.

The deposits of the Company are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC with such insurance backed by the full faith and credit of the United States government. The Company's deposits are dominantly insured by the Bank Insurance Fund ("BIF") which is administered by the FDIC.

As insurer, the FDIC assesses deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions. Deposit insurance premiums are based upon risk classifications that are determined by the insured institution's capital ratios ad the result of such institution's supervisory examinations. Institutions assigned higher risk classifications pay deposit insurance premiums at a higher rate than the institutions assigned lower risk classifications.

The Banks are currently assessed an annual deposit insurance premium at a rate of $.23 per $100 of insured deposits, which is the lowest insurance rate imposed by the FDIC.

Federal banking regulators and law makers are believed to favor the merging of the BIF and Savings Association Insurance Fund ("SAIF"). Congressional hearings on the resolution of the issues have been held and future hearings are scheduled. The outcome of such hearings and the impact of deposit insurance premiums assessed and the likelihood of the merger of the BIF and SAIF cannot be determined at this time.

OTHER DEVELOPMENTS

Management is not aware of any trends, events or uncertainties, other than those discussed above, or of any recommendations by regulatory authorities which, if they were to be implemented, would impact the future operations, liquidity or capital of the company.

Recent publicity regarding the usage of derivative investment instruments has caused concern about the safety and soundness of financial institutions using such products. TDAY and it subsidiaries have not entered into any such arrangements at this time.

In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB No. 65", which will be effective for the years beginning after December 15, 1995 with earlier adoption permitted. This statement amends the accounting for mortgage servicing rights to allow capitalization of certain costs related to internally originated loans. Once an adoption date is determined, it is anticipated that this statement will not have a material impact on the financial position or results of operations of the Company.

Part II.

Item 4.   Submission of Matters to a Vote of Security holders

The annual meeting of shareholders was held April 20, 1995 and resulted in the following approvals:

1. The election of four (4) Class II Directors, Craig D. Hartman, Dan Heine, Edward D. Higgins, and Raymond E. Johnson who will serve until their term expires at the 1998 annual meeting.

2. The ratification and appointment of KPMG Peat Marwick, LLP as independent public accountants for the Company for the fiscal year ending December 31, 1995.

Item 5.   Other Information

On July 18, 1995, the Board of Directors approved an $0.1375 per share cash dividend to all shareholders of record as of August 1, 1995, payable on August 10, 1995.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11, Computation of Per Share Income is presented on page 19.

(b) There were no reports on Form 8-K filed during this reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TODAY'S BANCORP, INC.
                                          ---------------------
                                             (Registrant)



DATE: August 11, 1995                         /s/ Richard W. Owen
                                              ---------------------------
                                              Richard W. Owen
                                              Executive Vice President
                                              and Chief Financial Officer