Form 10-Q
period 1995-09-30
TODAYS BANCORP INC
filed 1995-11-13
CIK 216729

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                  0-14511
                                  --------

                         (Commission File Number)

                           TODAY'S BANCORP, INC.
                           ---------------------
          (Exact name of registrant as specified in its charter)



          DELAWARE                             36-2902424
          --------                             ----------
(State or other jurisdiction of        (IRS Employer Identification
  incorporation or organization)              Number)


TODAY'S Bank Center
P.O. Box 30
Freeport, Illinois                                  61032
--------------------------------------              ------
Address of principal executive offices)           (Zip Code)


                              (815) 235-8459
                              ---------------
                      (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

Number of shares of common stock outstanding:
                                                  Shares outstanding
           Title of each class                    September 30, 1995
           -------------------                    ------------------
         Common stock, par value
              $5.00 per share                          2,742,865

Part I.  Item I.
                           TODAY'S BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                                 unaudited

                                              September 30      December 31
                                            ----------------    ------------
                                            1995        1994        1994
                                            ----        ----        -----
ASSETS
Cash and due from banks................  $ 17,501   $ 17,489     $ 15,144
Federal funds sold.....................    16,650      1,200       11,570
                                         --------   --------     --------
        Total cash and cash equivalents    34,151     18,689       26,714
Mortgage loans held for sale...........     2,141      3,493        1,288
Time deposits in other banks...........       595      1,521        1,607
Trading account securities.............       -          -          6,350
Securities available for sale, at fair
  value................................    62,486     72,934       63,298
Securities held to maturity with
  aggregate fair values of $44,410,
  $36,910 and $35,476, respectively....    44,170     37,260       36,243
Loans..................................   352,813    323,567      330,782
  Allowance for possible loan losses...    (3,320)    (3,247)      (3,144)
                                         --------   --------     --------
                              Net loans   349,493    320,320      327,638
Premises and equipment.................    12,911     12,549       12,637
Accrued interest and other assets......    12,317     14,570       13,591
                                         --------   --------     --------
                           Total assets  $518,264   $481,336     $489,366
                                         --------   --------     --------
                                         --------   --------     --------

LIABILITIES
Deposits:
  Non interest bearing.................  $ 48,095   $ 41,118     $ 45,937
  Interest bearing.....................   392,602    370,243      371,810
                                         --------   --------     --------
                         Total deposits   440,697    411,361      417,747
Federal funds purchased, securities
  sold under agreements to repurchase
  and other short-term borrowings......    13,102     12,258       13,130
Other liabilities......................     3,754      3,640        3,860
Other borrowings.......................    15,647     14,122       13,797
                                         --------   --------     --------
                      Total liabilities   473,200    441,381      448,534
                                         --------   --------     --------

CAPITAL
Preferred stock, without par value:
  Authorized - 200,000 shares, issuable
  in series; none issued or outstanding       -          -            -
Common stock, par value $5 per share:
  Authorized -  6,000,000 shares;
  Issued - 2,742,865, 2,705,745 and
    2,705,745 shares, respectively;
  Outstanding - 2,742,865, 2,692,003
    and 2,705,257 shares, respectively.    13,717     13,529       13,529
Capital surplus........................     6,354      5,918        6,036
Retained earnings......................    24,809     21,563       22,396
Unrealized gain (loss) on securities...       184       (990)      (1,127)
Treasury shares - None, 13,742 and........
  488 shares, respectively, at cost....       -          (65)          (2)
                                         --------   --------     --------
                          Total capital    45,064     39,955       40,832
                                         --------   --------     --------
          Total liabilities and capital  $518,264   $481,336     $489,366
                                         --------   --------     --------
                                         --------   --------     --------

See accompanying notes to consolidated financial statements.

                           TODAY'S BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share data)
                                 unaudited

                                                     Three Months Ended
                                                         September 30
                                                         -------------
                                                      1995        1994
                                                      ----        ----
INTEREST INCOME
Interest and fees on loans.......................   $8,158      $6,247
Interest on federal funds sold and
  time deposits in other banks...................      129          83
Interest and fees on mortgage loans
  originated for sale............................       73         196
Interest on investment securities
  Taxable........................................    1,401       1,132
  Exempt from federal income taxes...............      255         269
                                                    ------      ------
                        TOTAL INTEREST INCOME       10,016       7,927
                                                    ------      ------

INTEREST EXPENSE
Interest on deposits.............................    4,643       3,325
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase and other short-term borrowings.....      173          88
Interest on other borrowings.....................      276         117
                                                    ------      ------
                       TOTAL INTEREST EXPENSE        5,092       3,530
                                                    ------      ------
          NET INTEREST INCOME BEFORE PROVISION
                      FOR POSSIBLE LOAN LOSSES       4,924       4,397
Provision for possible loan losses...............      285         129
                                                    ------      ------
          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES        4,639       4,268
                                                    ------      ------

OTHER OPERATING INCOME
Trust department income..........................      415         350
Service charges on deposit accounts..............      470         364
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................      275         359
Securities gains, net............................        6           1
Other income.....................................      184         155
                                                    ------      ------
                 TOTAL OTHER OPERATING INCOME        1,350       1,229

OTHER OPERATING EXPENSES
Salaries, wages and employee benefits............    1,888       1,752
Net occupancy expense............................      391         309
Furniture and equipment expense..................      332         282
Printing, stationery and supplies................      150         105
FDIC insurance expense...........................      (28)        160
Data processing expense..........................      244         208
Marketing and advertising........................      170          74
Other expenses...................................      724         720
                                                    ------      ------
               TOTAL OTHER OPERATING EXPENSES        3,871       3,610
                                                    ------      ------

Income before income taxes.......................    2,118       1,887
Income tax provision.............................      756         647
                                                    ------      ------
                                   NET INCOME       $1,362      $1,240
                                                    ------      ------
                                                    ------      ------

Net income per common share......................   $ 0.50      $ 0.46
                                                    ------      ------
                                                    ------      ------
Dividends declared per common share..............  $0.1375      $0.125
                                                    ------      ------
                                                    ------      ------

       See accompanying notes to consolidated financial statements.

                                                                    Page 4
                           TODAY'S BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share data)
                                 unaudited

                                                     Nine Months Ended
                                                        September 30
                                                        -------------
                                                      1995        1994
                                                      ----        ----
INTEREST INCOME
Interest and fees on loans.......................  $23,614    $ 17,304
Interest on federal funds sold and
  time deposits in other banks...................      452         215
Interest and fees on mortgage loans
  originated for sale............................      152         720
Interest on investment securities
  Taxable........................................    4,132       3,139
  Exempt from federal income taxes...............      749         822
                                                   -------     -------
                        TOTAL INTEREST INCOME       29,099      22,200
                                                   -------     -------

INTEREST EXPENSE
Interest on deposits.............................   13,335       9,305
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase and other short-term borrowings.....      464         254
Interest on other borrowings.....................      806         319
                                                   -------     -------
                       TOTAL INTEREST EXPENSE       14,605       9,878
                                                   -------     -------
          NET INTEREST INCOME BEFORE PROVISION
                    FOR POSSIBLE LOAN LOSSES        14,494      12,322
Provision for possible loan losses...............      615         367
                                                   -------     -------
          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES       13,879      11,955
                                                   -------     -------

OTHER OPERATING INCOME
Trust department income..........................    1,216       1,103
Service charges on deposit accounts..............    1,347       1,002
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................      587         505
Securities gains, net............................      140          76
Other income.....................................      601         433
                                                   -------     -------
                 TOTAL OTHER OPERATING INCOME        3,891       3,119
                                                   -------     -------

OTHER OPERATING EXPENSES
Salaries, wages and employee benefits............    5,783       5,581
Net occupancy expense............................    1,102         794
Furniture and equipment expense..................      991         797
Printing, stationery and supplies................      543         342
FDIC insurance expense...........................      447         587
Data processing expense..........................      781         678
Marketing and advertising........................      500         247
Other expenses...................................    2,247       2,346
                                                   -------     -------
               TOTAL OTHER OPERATING EXPENSES       12,394      11,372
                                                   -------     -------

Income before income taxes.......................    5,376       3,702
Income tax provision.............................    1,874       1,194
                                                   -------     -------
                                   NET INCOME      $ 3,502     $ 2,508
                                                   -------     -------
                                                   -------     -------

Net income per common share......................  $  1.29     $  0.94
                                                   -------     -------
                                                   -------     -------
Dividends declared per common share..............  $  0.40     $ 0.375
                                                   -------     -------
                                                   -------     -------

See accompanying notes to consolidated financial statements.

                                                                     Page 5
                           TODAY'S BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                                 unaudited

                                                     Nine Months Ended
                                                        September 30
                                                        -------------
                                                      1995        1994
                                                      ----        ----
OPERATING ACTIVITIES

Net income....................................... $  3,502    $  2,508
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation.................................    1,215         859
    Amortization of goodwill.....................      284         153
    Benefit for deferred income taxes............     (136)        (37)
    Provision for possible loan losses...........      615         367
    Amortization of premiums, net................      268         468
    Securities gains, net........................      (63)        (76)
    Trading account security gains...............      (77)        -
    Loans originated for sale....................  (35,163)   (140,440)
    Loans sold...................................   34,310     161,197
    (Increase) decrease in accrued interest
      and other assets...........................      299      (1,785)
    Decrease in other liabilities................     (106)       (928)
                                                   -------     -------
Net cash provided by operating activities            4,948      22,286
                                                   -------     -------

INVESTING ACTIVITIES

(Purchase of)/proceeds from maturities of time
  deposits in other banks........................    1,018        (183)
Proceeds from sale of trading account securities.    6,427         -
Securities available for sale:
  Proceeds from sales, maturities and repayments
    of mortgage-backed securities................      632       1,969
  Proceeds from sales of investment securities...    5,039       8,188
  Proceeds from calls and maturities of
    investment securities........................   19,294      12,948
  Purchase of investment securities..............  (22,125)    (23,892)

Securities held to maturity:
  Proceeds from sales, maturities and repayments
    of mortgage-backed securities................    2,023       4,809
  Proceeds from sale of investment securities....      347         -
  Proceeds from calls and maturities of
    investment securities........................    1,560       3,195
  Purchase of investment securities..............  (11,958)     (5,687)
Net increase in loans held for portfolio.........  (22,470)    (39,890)
Payment for acquisitions, net of cash and cash
    equivalents acquired of $2,613                     -        (3,487)
Purchases of premises and equipment..............   (1,489)     (3,468)
                                                   -------     -------
Net cash used by investing activities              (21,702)    (45,498)
                                                   -------     -------


                                                                        Page 6
                           TODAY'S BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                          (dollars in thousands)
                                 unaudited

                                                     Nine Months Ended
                                                        September 30
                                                        ------------
                                                      1995        1994
                                                      ----        ----

FINANCING ACTIVITIES

Net increase in deposits......................... $ 22,950    $ 27,799
Net increase (decrease) in federal funds
  purchased, securities sold under agreements to
  repurchase and other short-term borrowings.....      (28)      2,336
Payment on other borrowings......................   (1,150)    (16,178)
Cash dividends paid..............................   (1,089)     (1,003)
Proceeds from exercise of stock options..........      508         557
Increase in other borrowings.....................    3,000      10,300
                                                   -------     -------

 Net cash provided by financing activities.......   24,191      23,811
                                                   -------     -------

 Net increase in cash and cash equivalents           7,437         599

 Cash and cash equivalents at beginning of period   26,714      18,090
                                                   -------     -------

       Cash and cash equivalents at end of period $ 34,151    $ 18,689
                                                   -------     -------
                                                   -------     -------

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

Note 2 - Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X except for the December 31, 1994 balance sheet which was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications, which had no effect on net income, have been made in the prior period financial statements to conform with the current period's presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made. All significant inter company balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 3 - Non-cash Investing Activity

During the first nine months of 1995, the securities available for sale were written up $2.1 million to reflect the current market price at September 30, 1995. The offsetting entries were to other assets which were decreased by $827 thousand to reflect the deferred income tax impact and to the capital account, unrealized gain (loss) on securities, which was increased by $1.3 million moving from a negative position of $1.1 million at December 31, 1994 to a positive $184 thousand at September 30, 1995.

Note 4 - Change in Accounting for Impaired Loans

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114 (as amended by No. 118), "Accounting by Creditors for Impairment of a Loan". As a result of applying the new rules, certain impaired loans were written down to the present value of expected future cash flows using each loan's effective interest rate, or as a practical expedient, at each loan's observable market price or the fair value of the collateral if the loan was collateral dependent. A portion of the allowance for loan losses was allocated to such loans. No additional bad debt expense was incurred as a result of adopting this standard. The average balance of impaired loans for the first nine months of 1995 and the September 30, 1995 balance was $1.3 million and $853 thousand, respectively. The portion of allowance for loan losses allocated to the impaired loan balance as of September 30, 1995 was $30 thousand. No interest income was recognized on impaired loans for the nine month period ended September 30, 1995.

Note 5 - Reorganization

Early in 1995, the Company combined its five subsidiary banks into two separate banking units which are named TODAY'S BANK (East and West). State Bank of Freeport, Bank of Pecatonica and First State Bank of Rockford combined into a single entity on January 1, 1995 and First National Bank of Galena and Tri-State Bank merged on February 1, 1995.

In addition, the Company has changed the name of its mortgage banking subsidiary to TODAY'S MORTGAGE SOURCE. Effective July 1, 1995, the Company restructured the activities of TODAY'S MORTGAGE SOURCE. While still maintaining the present sales structure, all operational support is now provided by an outside company.

The Company has set up a new financial services company called TODAY'S FINANCIAL SERVICES COMPANY. TODAY'S FINANCIAL SERVICES COMPANY includes the operations of trust, asset management, full service investment brokerage, insurance and other fee-based services, currently provided by the individual banks.

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS
(dollars in thousands)

The following discussion and analysis provides an overview of significant factors which affected TODAY'S BANCORP, INC.'s ("TODAY") financial statements and results of operations. This commentary is intended to provide readers with a more comprehensive review than is apparent from the consolidated financial statements and notes alone.

On September 30, 1994, TODAY acquired all of the outstanding common stock of Tri-State Bank and Trust Company of East Dubuque and all of the common stock of Tri-State Insurance Company. The transaction has been treated as a purchase for accounting purposes. Therefore, TODAY's consolidated balance sheets from that date include the assets and liabilities of these companies; however, earnings prior to that date are not included in the consolidated statements of income.

EARNINGS OVERVIEW

The Company's third quarter earnings of $1,362 or $0.50 per share, was greater than the $1,161 or $0.43 per share recorded in the second quarter of 1995. Year-to-date earnings of $3,502 or $1.29 per share, represent an increase of 39% or $0.35 per share compared to nine months ending September 30, 1994.

The increase for the three month period ended September 30, 1995 was attributable to continued earning improvements at the Bank affiliates and the mortgage subsidiary. Part of the earning improvements in the bank affiliates resulted from the reduction in the FDIC insurance premiums paid. On August 8, the Federal Deposit Insurance Corporation's Board of Directors voted to reduce the deposit insurance premiums paid to $0.04 per $100 for "Well Capitalized Institutions" and refund the overpayment in September. This resulted in a $268 refund of premiums previously expensed. The projected savings for the fourth quarter of 1995 is approximately $200.

For the three months ended September 30, 1995, the mortgage subsidiary incurred a net loss of $53 compared to a second quarter net loss of $160. The Company began to out source operational functions during the third quarter which resulted in a reduction to fixed overhead costs and personnel.

TODAY's annualized return on average equity was 12.12% and 10.87%, respectively, for the three month and nine month periods ending September 30, 1995. The return on average assets was 1.06% and .94%, respectively, for the three month and nine month periods ending September 30, 1995. For the same periods in 1994, the annualized return on average equity was 12.44% and 8.44%, respectively, while the annualized return on average assets was 1.15% and .79%, respectively.

NET INTEREST INCOME

Net interest income, defined as the difference between interest income and interest expense (the "margin"), remains TODAY's most significant source of profitability. The third quarter margin decreased by $42, or .85% from the prior quarter. The decline was due to higher costs associated with deposit fundings. Compared to the nine months ending September 30, 1994, the margin increased approximately $2.2 million of which approximately $1.2 million is attributable to the purchase of Tri-State Bank and Trust. Year-to-date, the Company continued to experience loan growth which resulted from the Company's ongoing business development efforts. This success was negated by higher costs associated with time deposits. Throughout much of 1994, increases in deposit costs lagged behind rises in asset yields. However, this is no longer the case as most deposits have been repriced and additional growth is coming in the form of more expensive funds.

The Company believes it has a very stable deposit base and sound, high quality loan and investment portfolios. While there may be some additional margin compression in the future, the overall effect of this is thought to be minimal due to the limited rate risk associated with the affiliate Banks' repricing schedules. Given the competitive nature of deposit pricing, additional loan related growth may be restrained.

OTHER OPERATING INCOME

TODAY'S earnings from non-interest sources for the three months ended September 30, 1995 were $1.4 million, an increase of $100, or 8% from the prior quarter. Compared to the nine months ended September 30, 1994, non-interest revenues have increased $772 or 25%.

Trust  department revenues for the third quarter  were  $415,  an
increase  of $65, or 19% from the same quarter prior year.   This
increase was attributable to higher market values in the trust assets which is the basis for most fees.

Deposit fees reflect additional income as a result of standardizing related fees within the affiliates and a more aggressive posture of charging for accounts being overdrawn. The $470 recorded in the third quarter represents an increase of $106, or 29% from the same quarter prior year.

Mortgage activity remained strong during the third quarter as interest rates were relatively low. The mortgage banking unit had revenues of $272 for the third quarter, an increase of $29, or 12%, from the prior quarter. Revenues for the nine months ended September 30, 1995 were $580, an increase of $176, or 44% from the same period in 1994.

OTHER OPERATING EXPENSE

Total other operating expenses were $3.9 million for the third quarter as compared to $4.3 million for the second quarter. For the nine months ended September 30, 1995, other operating expenses were $12.4 million. This represents an increase of $1.0 million, or 9% from the same period in 1994. The Tri-State purchase accounted for approximately $450 of the increase between 1995 and 1994.

Personnel costs continue to be the largest component of other operating expenses. Employee related costs totaled $1.9 million for the third quarter. This reflects a decrease of $91 or 5%, from the prior quarter. Mortgage banking employee costs declined $116 due to management's decision to implement a plan which resulted in a staff reduction in the third quarter. For the nine months ended September 30, 1995, personnel costs were $5.8 million, an increase of $202, or 4% from the same period in 1994. The addition of Tri-State added approximately $300 in employee costs for the first nine months of 1995 as compared to the same period in 1994.

Employee costs represented 30% of net interest and non-interest revenues for the third quarter, a decrease of 2% from the prior quarter. This important indicator was also 31% for the first nine months of 1995 compared to 36% in the first nine months of 1994. TODAY continues additional efforts to further improve in this area.

Net occupancy and equipment expenses for the third quarter were $723 as compared to $669 for the second quarter. This increase is due to higher utility costs from the warmer weather conditions experienced during the summer months. Net occupancy and equipment expenses for the nine months ended September 30, 1995, were $2.1 million as compared to $1.6 million for the same period in 1994, an increase of 31%. This is due to higher levels of depreciation on personnel computers and increased costs of maintenance.

In August, the FDIC Board of Directors determined the Bank Insurance Fund (BIF) was recapitalized as of May 31, 1995 and voted to reduce the insurance rates. In September, the FDIC refunded the insurance premium overpayments made since the BIF was recapitalized. This resulted in the FDIC insurance expense for the third quarter to be $(28). It is anticipated that the reduction in the Company's fourth quarter FDIC premiums will be approximately $200.

During the first three quarters of 1995, the Company experienced additional costs associated with the name change and the reorganization of its affiliates. Additional costs associated with these efforts increased expenses about $400 over normal operating expenses for the nine months ended September 30, 1995. The major components of the additional costs were supplies and forms ($140), marketing and advertising ($160), postage ($31), employee overtime ($20), and data processing ($10). While the majority of these expenses are one time in nature, increased marketing and advertising are planned for the balance of the year.

                                                           Page 12
STATEMENT OF CONDITION

Total assets of $518.3 million were reported as of September 30, 1995. This represents a $10.2 million, or 2% increase, over the $508.1 million reported as of June 30, 1995 and a $37.0 million, or 8% increase, over the $481.3 million reported as of September 30, 1994.

Mortgage loans held for sale declined $2.3 million to $2.1 million in the third quarter from the prior quarter and they were 39% lower than at September 30, 1994. Mortgage loans held for sale are expected to remain constant in the foreseeable future. Funds from this reduction were utilized to sell federal funds and to fund other asset growth.

Loans represent the largest component of TODAY's earning asset base and lending activities continue to show positive results. At the end of the current quarter, total net loans were $349.5 million. This represents a $400 decrease from the prior quarter total of $349.9 million and a $29.2 million, or 9% increase, over the $320.3 million reported September 30, 1994. TODAY's strong emphasis on sales to capture more business from current customers and to attract new relationships by offering high quality and diversified loan products, should allow for continued growth of the loan portfolio if cost effective fundings are secured.

Securities totaled $106.7 million at September 30, 1995, a decrease of $4.5 million, or 4%, from the $111.2 million reported for the prior quarter and a $3.5 million decrease over the $110.2 million reported September 31, 1994. The relatively stable balances within the investment portfolio are indicative of using deposit growth to fund lending opportunities.

On the liability side of the balance sheet, deposits totaled $440.7 million at September 30, 1995. They grew $9.1 million, or 2%, from the $431.6 million reported on June 30, 1995, and $29.3 million, or 7% from the $411.4 million reported on September 30, 1994. Much of the deposit growth during 1995 was attributable to increased market penetration in the Rockford area. Specialized products were developed to meet the needs of targeted groups such as small businesses. These new funding sources were specifically identified and used to match commercial loan growth.

Short term borrowings totaled $13.1 million at September 30, 1995. This was an increase of $300 or 2% from the prior quarter and an increase of $800 or 7% from the $12.3 million reported at September 30, 1994. This increase in short-term borrowings from September 30, 1994 was mainly caused by higher demand for repurchase agreements.

Other borrowings decreased $700 from June 30, 1995 to the current balance of $15.6 million. This represents an increase of $1.5 million since September 30, 1994. This increase came in the form of advances from the Federal Home Loan Bank. Again, these funds were used to provide additional lending capacity.

ASSET QUALITY

TODAY continues to emphasize asset quality as evidenced by its ratio of non-performing loans being only .72% of gross loans at September 30, 1995. This compares to .92% for the prior quarter and .95% for the same date last year. Non-performing loans as a percent of capital have decreased to 5.4%, compared to 7.3% for the prior quarter. Annualized net charge-offs as a percent of average loans was .25% at September 30, 1995. This is slightly higher than TODAY'S three year average of .16%. In comparison to peer group data, these numbers continue to indicate better than average asset quality.

TODAY evaluates the allowance for possible loan losses on an on-going basis. The results of these reviews are reported to the Board of Directors. The level of the allowance is a matter of judgment and is dependent upon many factors, including a prospective view of losses inherent in the loan portfolio, delinquency trends, historic charge-off percentages and other factors management believes may affect the quality of the portfolio. Based on current projections, TODAY is unaware of any information or uncertainties concerning material credits that would significantly impact future operations, liquidity or capital. Due to the loan growth experienced in the first nine months of 1995, management decided to increase the provision to the allowance for possible loan losses during the third and fourth quarters of 1995. The third quarter provision was increased $120 and the fourth quarter increase is projected to be an additional $180

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Asset/Liability Committees of the affiliate banks continually monitor TODAY's liquidity and rate sensitivity position. Management of rate sensitivity seeks to maximize the growth of net interest income on a consistent basis by minimizing the fluctuations associated with changing market interest rates along with meeting cash flow requirements that may arise from increases in demand for loans or other assets or from decreases in deposits or other funding sources.

TODAY's liquidity position has been influenced by its funding base and asset mix as identified in the Consolidated Statement of Cash Flows. Funding for the first nine months of 1995 was primarily provided by proceeds from the sales, calls and maturities of trading securities, investment securities and mortgage-backed securities of $35.3 million, an increase in other borrowings of $3.0 million and an increase in deposits of $23.0 million. The funds were primarily utilized to: purchase investment securities totaling $34.1 million, purchase premises and equipment totaling $1.5 million, and provide $22.6 million for lending activities.

The following rate sensitivity table reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 1995:


                                                          0-3 MO         4-12 MO         1-5 YR.        5 YR.         TOTAL
------------------------------------------------------------------------------------------------------------------------------
 USES OF FUNDS
 Investment securities,
       excluding valuation
        allowance                                        $  8,429       $ 20,422       $ 67,205       $10,343        $106,399
 Time  deposits in banks                                      496             99             -             -              595
 Federal funds sold                                        16,650             -              -             -           16,650
 Mortgage loans held
          for sale                                          2,141             -              -             -            2,141
 Loans, excluding non-
         accrual loans                                    147,683         49,046        113,021        41,755          351,505
------------------------------------------------------------------------------------------------------------------------------
       Total Uses                                        $175,399       $ 69,567       $180,226       $52,098         $477,290
------------------------------------------------------------------------------------------------------------------------------

 SOURCES OF FUNDS
 Int. bearing checking                                   $ 49,987       $     -        $     -        $    -          $ 49,987
 Money market savings                                      39,485             -              -          7,800           47,285
 Regular savings                                               -              -          39,654            -            39,654
 Time deposits                                             90,893         54,741         72,243         7,028          224,905
 Other interest bearing                                    10,055          7,120         11,664         1,932           30,771
 Short-term borrowings                                     13,102             -              -             -            13,102
 Term borrowings and
       advances from FHLB                                   8,372          5,100          2,175            -            15,647
------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing                                211,894         66,961        125,736        16,760          421,351
 Net other sources                                             -              -              -         55,939           55,939
------------------------------------------------------------------------------------------------------------------------------
       Total Sources                                     $211,894       $  66,961      $125,736       $72,699         $477,290
------------------------------------------------------------------------------------------------------------------------------

 CUMULATIVE MATURITY/RATE
        SENSITIVE  GAP                                   ($36,495)       ($33,889)     $ 20,601       $     0         $      0
------------------------------------------------------------------------------------------------------------------------------



On a cumulative basis, TODAY's one year interest gap resulted in $(33.9) million more interest sensitive liabilities than assets. This generally indicates that net interest income would decline in a rising rate environment. However, in tracking interest rate movements of deposit rates compared to market based rates during past interest rate cycles, TODAY notes that certain deposit rates have a tendency to lag. When the cumulative rate sensitivity gap is adjusted for this factor, TODAY feels it is in a near matched position, allowing for limited interest rate exposure.

The cumulative rate sensitivity gap provides a general indication
of  interest  sensitivity at a specific  point  in  time.   TODAY
further utilizes simulation to analyze the impact of changes in interest rates and volumes on the net interest income.

CAPITAL

TODAY's capital position provides a margin of safety for depositors and stockholders, and enables the Company to take advantage of acquisition opportunities and provide for future growth. Each of the subsidiary banks are subject to regulatory capital guidelines as shown below. At September 30, 1995, TODAY had Tier I capital of 10.2%, Tier II capital of 11.0% and a leverage ratio of 7.7%.

The following table illustrates in tabular form the various ratios:


                                                                    MINIMUM
                                                                   REGULATORY
                                      AMOUNT           RATIO       GUIDELINES
------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS
     Tier I capital                $   38,733          10.2%         4.0%
     Tier II capital                   42,053          11.0          8.0
     Risk-weighted assets             380,960            -            -


                                                                        Page 15
SUPPLEMENTAL RATIOS
    Leverage ratio                    38,733            7.7          3.0
    Total average assets             500,154             -            -



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

Under  the risk-based capital guidelines presently in effect  for banks  and  bank  holding companies, minimum capital  levels  are based on the perceived risk in the various asset categories. Certain off-balance-sheet instruments such as loan commitments and letters of credit require capital allocations. Bank holding companies are required to maintain minimum risk-basked capital ratios. TODAY's ratios are above the regulatory minimum guide-lines and each of its subsidiary banks met the regulatory criteria to be categorized as "well capitalized" institutions at September 30, 1995. For each of the subsidiary banks, the "well capitalized" classification permits the banks to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those who do not meet this definition. Designation as a "well capitalized" institution does not constitute a recommend-ation by federal bank regulators.

The deposits of the Company are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC with such insurance backed by the full faith and credit of the United States government. The Company's deposits are dominantly insured by the Bank Insurance Fund ("BIF") which is administered by the FDIC.

As insurer, the FDIC assesses deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions. Deposit insurance premiums are based upon risk classifications that are determined by the insured institution's capital ratios and the result of such institution's supervisory examinations. Institutions assigned higher risk classifications pay deposit insurance premiums at a higher rate than the institutions assigned lower risk classifications.

The Banks were previously assessed an annual deposit insurance premium at a rate of $.23 per $100 of insured deposits, which was the lowest insurance rate imposed by the FDIC. This recently was changed to $.04 per $100 of insured deposits for "well capitalized" institutions. This reduction in premiums is reflected in the Company's current quarterly results.

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

Recent publicity regarding the usage of derivative investment instruments has caused concern about the safety and soundness of financial institutions using such products. TODAY and it subsidiaries have not entered into any such arrangements at this time.

In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB No 65", which will be effective for the Company's year ending December 31, 1995. This statement amends the accounting for mortgage servicing rights to allow capitalization of certain costs related to internally originated loans. It is anticipated that this statement will not have a material impact on the financial position or results of operations of the Company.

                                                                  Page 17
Part II.

Item 5.   Other Information

On  October 17, 1995, the Board of Directors approved an  $0.1375 per share cash dividend to all shareholders of record as of November 1, 1995, payable on November 10, 1995.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 11, Computation of Per Share Income is presented on page 19.

(b) There were no reports on Form 8-K filed during this reporting period.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TODAY'S BANCORP, INC.
                         ---------------------
                              (Registrant)



DATE: November 13, 1995              --------------------------------
                                     Richard W. Owen
                                     Executive Vice President
                                     and Chief Financial Officer