Form 10-K405
period 1995-12-31
TODAYS BANCORP INC
filed 1996-03-28
CIK 216729

                     SECURITIES AND EXCHANGE COMMISSION       Page 1 of 116
                             Washington, DC 20549             Exhibit Index on
                                                              Page 31
                                  Form 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995
                                                  Commission file number 0-14511

                            TODAY'S BANCORP, INC.*
                        -------------------------------
                (Exact Name of registrant as specified in its charter)

          Delaware                                                   36-2902424
--------------------------------                             ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              dentification No.)

50 West Douglas St., Freeport, Illinois                                   61032
---------------------------------------                                   -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (815) 235-8596
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common stock par value $5.00 per share.
                           Preferred Stock Purchase Rights.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                      ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ----

As of March 19, 1996, the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $73,527,672.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

2,748,698 shares of common stock, par value $5 per share, at March 19, 1996.


                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1995 to the extent expressly stated herein, are incorporated by reference into Parts I and II. Certain portions of the registrant's Proxy Statement dated March 22, 1996 for the annual meeting of stockholders to be held on April 18, 1996 are incorporated by reference in Part III.

* Effective January 1, 1995, the Company changed its name from Northwest Illinois Bancorp, Inc. to TODAY'S BANCORP, INC.

                                                                          Page 2
PART I

Item 1.  BUSINESS

         GENERAL

         TODAY'S BANCORP, INC. (the "Parent"), is a bank holding company incorporated under Delaware law in 1977. The Parent was originally named Northwest Illinois Bancorp, Inc. and changed its name to TODAY'S BANCORP, INC. effective January 1, 1995. The company includes: the parent company, TODAY'S BANCORP, INC.; its wholly-owned subsidiaries, TODAY'S BANK - East and TODAY'S BANK - West; its mortgage banking company, TODAY'S MORTGAGE SOURCE; and TODAY'S FINANCIAL SERVICES (collectively, the "Company").

         Banking constitutes the main business segment of the Company and there are no foreign operations. TODAY'S BANK - East is the largest subsidiary, and at December 31, 1995, accounted for approximately 73% of the consolidated assets of the Company.

         The Banks are Illinois chartered commercial banks with trust powers, conducting full service domestic banking business at twelve locations throughout Northwestern Illinois.

         The Freeport locations are one of the two primary banks of a total of three local banks in a city of 28,000 and compete locally for deposits and loans, generally county wide, within approximately a 50-mile radius of Freeport with several smaller banks, a number of savings and loan associations, credit unions and finance companies.

         The Galena portfolio consists primarily of real estate mortgage and installment loans. Extensive historical restoration, coupled with the development of hotel, convention and resort facilities have made the Galena area a well known and widely visited tourist attraction and recreational center. The Galena Territory, which is situated six miles east of Galena, is a successful resort community and convention center. The Galena office has been instrumental in providing mortgage financing to this key component of the Galena economy as well as installment loans to its consumer base.

         The Rockford offices are located in the Rockford Metro Area (consisting of Winnebago and Boone Counties). One Rockford branch is strategically located near downtown Rockford along one of the major thoroughfares feeding daily commuters into the business district. Another Rockford location established in early 1994, is located in the quickly growing East side market area. An additional Rockford location was opened in August, 1995 in the expanding northeast section of Rockford. This storefront location, in addition to our other Rockford locations, emphasizes a community banking orientation which concentrates on providing top quality service to customers.

         The Pecatonica location is the only financial institution in the town of Pecatonica, a rural community of approximately 1,700 people. The Company also operates a facility and an ATM in the town of Winnebago, a community of approximately 2,200 people located nine miles southeast of Pecatonica. Consumer loans constitute the major portion of its loan portfolio.


         The East Dubuque, Scales Mound and additional Galena locations were added in September, 1994 with the acquisition of Tri-State Bank & Trust Co. With this acquisition, the Company was able to expand its market share in the Northwestern Illinois area by moving into new communities.

         TODAY'S MORTGAGE SOURCE is based out of Rockford, Illinois. This subsidiary specializes in both retail and wholesale mortgage originations and currently is covering a two state area.

         TODAY'S FINANCIAL SERVICES was established in 1995 and includes the operations of trust, asset management, full service investment brokerage, insurance and other fee-based services.

         Employee relations have been harmonious and include a competitively based employee benefit program. The Company had 230 full-time equivalent employees at year end.

         The Banks each conduct a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits into demand, savings and time accounts and the servicing of such accounts; the establishment of IRA and Keogh accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, personal lines of credit and overdraft check protection; safe deposit operations; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of travelers' checks, money orders and cashier's checks, direct deposit services, automatic transfer of funds between accounts, and other special services.

         Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, capital, agricultural, inventory and real estate, with the latter including residential properties.

         SUPERVISION AND REGULATION

         The growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation ("FDIC"), the Illinois Commissioner of Banks and Trust Companies (the "Commissioner"), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions, such as the Company, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund and the depositors, rather than the stockholders, of a financial institution.

         The following references to material statutes and regulations affecting the Company are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company.

         The Parent is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered as such with the Federal Reserve Board. As a bank holding company, it is required to file with the Federal Reserve Board annual reports and information regarding its business operations and those of its subsidiaries. It is subject to regulation and examination by the Federal Reserve Board.

         TODAY'S BANK - East and TODAY'S BANK - West are chartered under the Illinois Banking Act, as amended (the "IBA"), and are subject to the examination, supervision, reporting and enforcement requirements of the FDIC under the Federal Deposit Insurance Act, as amended, and the Commissioner under the IBA. The deposits of the Banks are insured by the Bank Insurance Fund of the FDIC to the extent permitted by law.

         THE PARENT

         ACQUISITIONS. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. With prior Federal Reserve Board approval, however, the Company may engage in, and may own shares of companies engaged in, certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         INTERSTATE BANKING. Adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been
         in existence for at least five years.   Illinois bank holding
         companies are permitted to acquire banks and bank holding companies, and be acquired by bank holding companies, located in any state which authorizes such acquisitions under qualifications and conditions which are not unduly restrictive, as determined by the Commissioner, when compared to those imposed under Illinois law. The Federal Reserve Board is prohibited from approving an application if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions would be subject to statewide concentration limits. The Federal Reserve Board would be prohibited from approving an application if, prior to consummation, the applicant controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation would control 30 percent or more of the total amount of deposits of insured depository institutions in that state.

         This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of the limitation does not discriminate against out-of-state institutions. States may also waive the statewide concentration limit. The legislation authorizes the Federal Reserve Board to approve an application without regard to the 30 percent state-wide concentration limit, if the state allows a greater percentage of total deposits to be so controlled, or the acquisition is approved by the state bank regulator and the standard on which such approval is based does not have the effect of discriminating against out-of-state institutions.

         Recently enacted interstate branching legislation permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Approval of interstate bank mergers will be subject to certain conditions: adequate capitalization; adequate management; CRA compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

         Interstate branches will be required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state. An exception is provided for national bank branches if federal law preempts the state requirements or if the OCC determines that the state law has a discriminatory effect on out-of-state banks. All other laws of the host state will apply to the branch to the same extent as if the branch were a bank, the main office of which is located in the host state.

         The interstate branching by merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt-in" before June 1, 1997, or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, provided the legislative action is taken before June 1, 1997.

         The effects on the Company of such recent changes in interstate banking law cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois that may have greater resources than the Company.

         CHANGE OF CONTROL. Federal law prohibits acquisition of "control" of a bank or bank holding company without prior written notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of as little as 10% of the outstanding shares. Furthermore, the Company cannot purchase its own stock where the gross consideration paid during the preceding twelve months will equal 10% or more of the Company's net worth without obtaining approval of the Federal Reserve Board.

         Any person, including associates and affiliates of and groups acting in concert with such person, who purchases 10% or more of the Common Stock of the Company, or thereafter acquires additional securities of the Company such that it owns more than 10% of the Common Stock of the Company, may be required to obtain approval of the Federal Reserve Board under the Change in Bank Control Act, and any corporation, partnership, trust or organized group that acquires a controlling interest in the Company may have to obtain approval of the Federal Reserve Board to become a bank holding company and thereafter be subject to regulation as such.

         SEC REGULATION. The Company's Common Stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of SEC under the Securities Exchange Act of 1934, and is required to file various reports with the SEC.

         THE BANKS

         The Banks are required to comply with various banking laws, including laws governing maximum rates of interest chargeable on certain types of loans, maximum credit that may be extended to any one borrower, restrictions on loans to bank insiders and affiliates and limitations on the type and amounts of securities in which banks may invest.

         Extensions of credit by the Banks are subject to a variety of federal laws and regulations, including truth-in-lending statutes, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Financial Institutions Regulatory and Interest Rate Control Act of 1978. In terms of permitted activities and services, the Banks are also affected by federal laws such as the Depository Institutions

         Deregulation and Monetary Control Act of 1980, the Garn-St. Germain Depository Institutions Act of 1982, the Competitive Equality Banking Act of 1987, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (see "FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989," below) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (see "FEDERAL DEPOSIT INSURANCE CORPORATION ACT OF 1991," below).

         The Banks are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and other extensions of credit to the Company or to its subsidiaries, investments in the stock or other securities of the Company or its subsidiaries, or advances to any borrower collateralized by such stock or other securities.

         Banks located in Illinois are permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches maintained by the bank establishing the branch.

         Effective July 1, 1992, banks in Illinois that are commonly owned, directly or indirectly, by the same bank holding company, such as the Banks, may establish "affiliate facilities." An affiliate facility may conduct the following transactions for another commonly owned bank if authorized by that bank: (1) receive deposits; (2) cash and issue checks, drafts and money order; (3) change money; and (4) receive payments on existing indebtedness.

         DIVIDENDS

         GENERAL. The Parent is a legal entity separate and distinct from the Banks. There are various state banking regulations which would limit the ability of the Banks to finance, pay dividends or otherwise supply funds to the Parent.

         THE PARENT. The holders of the Parent's Common Stock are entitled to receive such dividends as are declared by the Board of Directors.

         The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing.

         ILLINOIS BANK RESTRICTIONS. Under the provisions of the IBA, dividends may not be declared by the state-chartered banks, (1) except out of the bank's net profits; and (2) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the IBA must be adjusted for losses and bad debts unless such debts are secured and in the process of collection. Additionally, the payment of dividends by a state-charted bank, whose deposits are insured by the

         Bank Insurance Fund, is affected by the requirement to maintain minimum capital pursuant to the capital adequacy guidelines issued by the FDIC. The Banks exceeded the minimum capital requirements under FDIC guidelines as of December 31, 1995 (see "CAPITAL REQUIREMENTS," below).

         CAPITAL REQUIREMENTS

         The Federal Reserve Board and the FDIC have adopted risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of banks and bank holding companies. These guidelines became effective on December 31, 1990, and were fully phased in on December 31, 1992. These guidelines apply to all banks and bank holding companies regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banks and bank holding companies to maintain capital based upon the credit risk of their operations.

         The risk-based capital guidelines are designed to require the maintenance of capital commensurate with both on and off-balance sheet credit risks. The minimum ratios established by the guidelines are based on capital, as defined, to total risk-weighted assets. Total risk-weighted assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories (depending on the nature of each item). The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-weighted assets equals the sum of the resulting amounts.

         The risk-based capital guidelines require the Company and its Bank Subsidiaries to meet a minimum Tier 1 capital ratio of 4% and a total risk-based capital ratio of 8%. Tier 1 capital generally consists of
         (a) common stockholders' equity, (b) qualifying perpetual preferred stock and related surplus, subject to certain limitations specified by the appropriate regulatory authority, and (c) minority interests in the equity accounts of consolidated subsidiaries; less goodwill and any other intangible assets and investments in subsidiaries that the regulatory agencies determine should be deducted from Tier 1 capital. Tier 2 capital includes Tier 1 capital plus the allowed portion of the allowance for possible loan losses to risk-weighted assets.

         The Federal Reserve Board and the FDIC have adopted an additional capital standard for banks and bank holding companies. Under this new standard, a 3% "leverage" ratio of Tier 1 capital to total assets is the minimum requirement for banking organizations that are deemed the strongest and most highly rated by its respective regulator. A higher minimum leverage ratio (4% to 5% or higher) is required of less highly rated banking organizations and of bank holding companies which propose to engage in expansionary business activities. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

         As of December 31, 1995, the Parent and the Banks exceeded all of the applicable capital requirements discussed above. As of December 31, 1995, the Banks also met the criteria for classification as "well capitalized" institutions under the prompt corrective action rules and the deposit insurance premium rules promulgated under the Financial Deposit Insurance Corporation Improvement Act of 1991. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company and the Banks by federal bank regulators.

         The following table presents the Company's capital ratios as of December 31, 1995:



                                                                        TODAY'S    TODAY'S
                                                               Total     BANK-      BANK-
                                                              Company    East       West
                                                              -------   -------   -------
    Company Capital Ratios
      Average shareholders' equity to average assets....        8.7%     8.0%       7.8%
      Leverage (minimum requirements-3%)(1)(2)(3).......        7.9      7.9        7.8
      Risk-based capital ratios (1)(2)
        Tier 1 (minimum requirement - 4%)...............       10.3     10.3       11.4
        Tier 2 (minimum requirement - 8%)...............       11.2     11.1       12.2






    (1)  Computed in accordance with current Federal Reserve Board guidelines.
    (2) Risk based capital and leverage ratios were initially effective December 31, 1990.
    (3) Under banking agency regulations, the minimum leverage ratio is 3.0% of adjusted total assets plus an additional amount of at least 100 to 200 basis points for all but the most highly rated.

         FINANCIAL INSTITUTION REFORM, RECOVERY
         AND ENFORCEMENT ACT OF 1989

         The passage of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated. While FIRREA's primary purpose is to address public concern over the financial crisis of the thrift industry through the imposition of strict reforms on that industry, FIRREA grants bank holding companies more expansive rights of entry into "the savings institution" market through the acquisition of both healthy and failed savings institutions. Under the provisions of FIRREA, a bank holding company can expand its geographic market or increase its concentration in an existing market by acquiring a savings institution, but it cannot expand its product market by acquiring a savings institution.

         Under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default (the "Cross Guarantee"). "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating either that there is no reasonable prospect that the institution will be able to meet the demands of its depositors or pay its obligations in the absence of regulatory assistance, or that its capital has been depleted and there is no reasonable prospect that it will be replenished in the absence of regulatory assistance. The Cross Guarantee thus enables the FDIC to assess a bank holding company's healthy Bank Insurance Fund members for the losses of any of such bank holding company's failed Bank Insurance Fund members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The regulatory framework of FDICIA represents a comprehensive and fundamentally changed approach to banking supervision. The new approach imposes relatively detailed standards and mandates the development of additional regulations governing nearly every aspect of the operation and management of banks, in addition to many aspects of bank holding companies. In addition to providing for the recapitalization of the Bank Insurance Fund, FDICIA contains, among other things: (i) truth-in-savings legislation that requires financial institutions to disclose terms, conditions, fees and yields on deposit accounts in a uniform manner; (ii) provisions that impose strict audit requirements and expand the role of the independent auditors of financial institutions; (iii) provisions that limit the powers of state-chartered banks to those of national banks unless the state-chartered bank meets minimum capital requirements and the FDIC finds that the activity to be engaged in by the state-chartered banks poses no significant risk to the Bank Insurance Fund; (v) provisions that require the expedited resolution of problem financial institutions; (vi) provisions that require regulatory agencies to develop a method for financial institutions to provide information concerning the estimated fair market value of assets and liabilities as supplemental disclosures to the financial statements filed with the regulatory agencies; (vii) provisions that require regulators to consider adopting capital requirements that account for interest rate risk; and (viii) provisions that require the regulatory agencies to adopt regulations that facilitate cross-industry transactions, and provide for the acquisition of banks by thrift institutions.

         DEPOSIT INSURANCE PREMIUMS. Pursuant to the requirements of FDICIA, the FDIC adopted regulations that assessed deposit insurance premiums based upon a bank's capital level and supervisory evaluation. Banks were placed into one of three categories (well capitalized, adequately capitalized and less than adequately capitalized) with each category divided into three subgroups (healthy, supervisory concern, and substantial supervisory concern) based upon supervisory evaluations. The risk-related premiums system contained gradations between insurance groups.

         A well-capitalized bank is one that has at least a 10% total risk-based capital ratio, a 6% Tier-1 risk-based capital ratio and a 5% Tier-1 leverage capital ratio. An adequately capitalized bank will have at least an 8% total risk-based capital ratio, a 4% Tier-1 risk-based capital ratio and a 4% Tier-1 leverage capital ratio. An undercapitalized bank will be one that does not meet either of the above definitions. These capital definitions are identical to those adopted by the FDIC for use in a separate "prompt corrective action" regulation, except the premium rule excludes references in the other regulation to supervisory evaluations and directives.

         Currently, TODAY'S BANK-East and TODAY'S BANK-West pay a minimum required assessment of $2,000 per bank.

         SUPERVISORY REFORMS. FDICIA contains several significant bank supervisory reforms including the establishment of a new regulatory system of "prompt corrective action" which links supervisory actions to bank capital levels. These categories include: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Bank regulators will apply increasingly stringent regulatory sanctions and restrictions to institutions if they fall into the latter three categories. These sanctions range, in order of severity, from being required to file and operate under a capital plan that is approved by the regulators, to restrictions on asset growth and interest rates paid, to the appointment of a receiver or a conservator for the institution. The FDIC has adopted regulations, effective December 19, 1992, that set forth capital definitions for purposes of taking "prompt corrective action." These capital definitions are as follows:


                                           Risk-Based Capital Ratio
                                           ------------------------

                                      Total       Tier I    Leverage Ratio(1)
                                      -------------------------------------

         Well Capitalized               10%           6%               5%

         Adequately
          Capitalized                    8%           4%                4%(2)

         Undercapitalized            below 8%      below 4%        below 4%(2)

         Significantly
         Undercapitalized            below 6%      below 3%        below 3%

         Critically
         Undercapitalized                                          2% or less(3)



         ----------------------
         (1) Tier I capital to total assets

         (2) 4% reduced to 3% for MACRO and CAMEL 1 rated institutions

         (3) Ratio of tangible capital to total assets

         As of December 31, 1995, each of the Banks is considered to be a "well capitalized" institution under these guidelines.

         ANNUAL AUDIT AND REPORTING REQUIREMENTS. FDICIA also requires annual on-site examinations by federal bank regulators for all depository institutions, with certain exceptions for those well-capitalized and managed institutions with assets less than $500 million, and imposes certain audit and accounting requirements on financial institutions. These requirements include annual independent audits, an independent accountant's attestation of management's report on the bank's internal control structure, and independent audit committees of outside auditors. These provisions are currently not applicable for the Company since none of the Banks have assets greater than $500 million.

         DEPOSIT INSURANCE. Deposit insurance changes promulgated by FDICIA will, among other things, impose new limits on brokered deposits based upon bank capital levels and on uninsured deposits that had previously received de facto protection under the "too big to fail".

         FDICIA would generally prohibit any institution that is not "well capitalized" from accepting brokered deposits. An institution is "well capitalized" if it has capital significantly in excess of regulatory minimums. An institution that is "adequately capitalized," that is, that meets all applicable minimum capital requirements, could accept brokered deposits but only after obtaining a waiver from the FDIC. Any institution that is "under capitalized," which is defined to include any institution that fails to meet any applicable minimum capital requirements, is prohibited from accepting brokered deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Banks.

         SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

         The Company's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, FMHA and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Moreover, lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the FRB, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act and the Real Estate Settlement

         Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Additionally, there are various state and local laws and regulations affecting the Company's operations as well as requirements promulgated by various private investors such as life insurance companies and others to whom loans have been sold.

         FEDERAL MONETARY POLICY

         The businesses of the Banks are affected in important respects by the policies of monetary authorities, and particularly the Federal Reserve Board. The Federal Reserve Board attempts to regulate the national supply of bank credit in order to achieve, among other things, maximum employment and a stable price level. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market transactions in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and they may also affect interest rates charged on loans or paid for deposits.

         The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy, the money markets and the relationships of international currencies, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, capital requirements, or the business and earnings of the Bank.

              STATISTICAL DATA

         The statistical data required by Industry Guide 3 under the Securities Exchange Act of 1934 is set forth on pages 15 through 26. This data should be read in conjunction with the financial statements and related notes and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the registrant's 1995 Annual Report to Shareholders and on pages 29 through 34 of the Annual Report, which is incorporated herein by reference.

                                TODAY'S BANCORP, INC.
             DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                       INTEREST RATES AND INTEREST DIFFERENTIAL
 (Dollars in thousands, interest and average rates on taxable equivalent basis)

For the year ended December 31,                     1995                         1994                             1993
                                          ---------------------------  ----------------------------  ----------------------------
                                          Average             Average  Average              Average  Average              Average
                                          Balance   Interest   Rate    Balance   Interest     Rate   Balance    Interest    Rate
                                          -------   --------  -------  -------   --------    ------  -------    --------  -------
Earning assets:
  Loans (1) (2)                           $346,525  $31,750     9.16%  $283,630   $24,416     8.61%  $226,940   $19,066     8.40%
  Federal funds sold and
    interest bearing deposits                9,790      592     6.05%     8,640       402     4.65%     6,968       206     2.96%
  Mortgage loans originated for sale         2,247      185     8.23%     9,266       780     8.42%    22,212     1,368     6.16%
  Taxable investments                       91,454    5,651     6.18%    82,339     4,452     5.41%    87,344     4,950     5.67%
  Tax exempt investments (3)                17,304    1,518     8.77%    18,598     1,639     8.81%    21,066     1,877     8.91%
                                           -------   ------             -------    ------             -------    ------
    Total earning assets                   467,320   39,696     8.49%   402,473    31,689     7.87%   364,530    27,467     7.53%
                                           -------   ------             -------    ------             -------    ------

Interest bearing liabilities:
  Interest bearing demand and
    savings deposits                       141,000    3,859     2.74%   133,754     3,142     2.35%   122,405     2,874     2.35%
  Other time deposits                      246,714   14,277     5.79%   199,941    10,047     5.02%   168,670     8,795     5.21%
  Federal funds purchased, securities
    sold under agreements to repurchase
    and other short-term borrowings         11,333      578     5.10%    10,433       416     3.99%    18,637       569     3.05%
  Term borrowings, principally advances
    from Federal Home Loan Bank             15,412    1,061     6.88%     9,643       571     5.92%     4,320       280     6.48%
                                           -------   ------             -------    ------             -------    ------
    Total interest bearing liabilities     414,459   19,775     4.77%   353,771    14,176     4.01%   314,032    12,518     3.99%
                                           -------   ------             -------    ------             -------    ------
Net interest income and net interest
   margin (4)                                       $19,921     4.26%             $17,513     4.35%             $14,949     4.10%
                                                    -------                       -------                       -------
                                                    -------                       -------                       -------
  Noninterest bearing deposits              42,619                       41,343                        36,788
  Other liabilities                          3,717                        3,511                         3,429
  Capital                                   43,768                       39,849                        37,047
                                           -------                      -------                        ------
    Total noninterest bearing
      liabilities and equity                90,104                       84,703                        77,264
                                           -------                      -------                        ------
  Cash and due from banks                   15,195                       13,390                        11,814
  Other assets, net of allowance for
    possible loan losses                    22,048                       22,611                        14,952
                                           -------                      -------                        ------
    Total noninterest bearing assets        37,243                       36,001                        26,766
                                           -------                      -------                        ------
    Net noninterest sources                 52,861                       48,702                        50,498
                                           -------                      -------                        ------
    Total resources                       $504,563                     $438,474                      $391,296
                                          --------                     --------                      --------
                                          --------                     --------                      --------


(1) Net of unearned discount; average loan balances include loans on nonaccrual status.
(2) Loan fees, which are immaterial in amount, are included in loan interest income.
(3) Tax exempt interest shown is the fully taxable equivalent assuming a 34% rate.
(4) Net interest margin is net interest income divided by average amounts of total earning assets.

                                TODAY'S BANCORP, INC.
                     CHANGES IN INTEREST EARNED AND INTEREST PAID

The following table describes changes in net interest income attributable to changes in the average volume of interest bearing assets and liabilities compared to changes in interest rates. Rate/volume variances are allocated entirely to change due to volume.



For the year ended December 31,               1995                                          1994
                                  -----------------------------                -----------------------------
   (Dollars in thousands)         Due to Increase (Decrease) In                Due to Increase (Decrease) In
                                  -----------------------------                -----------------------------
                                                    Change in                                      Change in
                                  Volume    Rate     Interest                  Volume     Rate     Interest
                                  ------    ----      -------                  ------     ----     ---------

Loans (1)                        $4,819    $2,515    $7,334                   $4,881      $469    $5,350

Federal funds sold
    and interest bearing
    deposits                         83       107       190                       78       118       196

Mortgage loans originated
    for sale                      (587)       (8)     (595)                  (1,090)       502     (588)

Taxable investments               1,075       124     1,199                    (271)     (227)     (498)

Tax exempt invest-
    ments (2)                     (116)       (5)     (121)                    (222)      (16)     (238)
                                  -----       ---     -----                    -----      ----     -----

Change in total
    interest income              $5,274    $2,733    $8,007                   $3,376      $846    $4,222
                                 --------------------------                   -----------------------------
                                 --------------------------                   -----------------------------

Interest bearing
    deposits                     $3,424    $1,523    $4,947                   $1,683    ($163)    $1,520

Federal funds purchased,
    securities sold under
    agreements to repurchase
    and other short-term
    borrowings                       19       143       162                    (327)       174     (153)

Other borrowings                    408        82       490                      315      (24)       291
                                    ---        --       ---                      ---      ----       ---

Change in total
    interest expense             $3,851    $1,748    $5,599                   $1,671     ($13)    $1,658
                                 --------------------------                   -----------------------------
                                 --------------------------                   -----------------------------



(1) Loan fees, which are immaterial in amount, are included in loan interest income.

(2) Tax exempt interest shown is the fully taxable equivalent assuming a 34% income tax rate.

                                                                        Page 17
                                TODAY'S BANCORP, INC.

                                INVESTMENT PORTFOLIO


The following table sets forth certain information with respect to the book value of the investment portfolio. Securities available for sale and trading account securities are recorded at estimated fair value at December 31 and securities held to maturity are recorded at amortized cost. Amortized cost is the original cost adjusted for the amortization of premiums and accretion of discounts on the constant yield basis. The classifications shown below are in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted on December 31, 1993.

                                                  December 31,
                                         ---------------------------
                                           1995     1994      1993
                                          --------  --------  -------
Trading account securities                    $0    $6,350        $0
                                         -------   -------   -------

Securities available for sale:
    U.S. Government obligations           54,791    52,111    44,982
    Obligations of states and political
     subdivisions                          2,197         0         0
    Mortgage-backed securities            12,144     4,464     6,450
    Corporate and other securities         7,801     6,723    13,566
                                        --------   -------   -------
        Subtotal                          76,933    63,298    64,998
                                        --------   -------   -------

Securities held to maturity:
    U.S. Government obligations                0     1,494         0
    Obligations of states and political
     subdivisions                         16,146    17,641    19,666
    Mortgage-backed securities            13,510    12,798    14,677
    Corporate and other securities         4,381     4,310     3,401
                                        --------   -------   -------
        Subtotal                          34,037    36,243    37,744
                                        --------   -------   -------


            TOTAL                       $110,970  $105,891  $102,742
                                        --------  --------  --------
                                        --------  --------  --------


                                TODAY'S BANCORP, INC.

                                INVESTMENT MATURITIES


The following table shows the maturities of investment securities, at amortized cost, at December 31, 1995, and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities:



                                                                       MATURING
                                    -----------------------------------------------------------------------------
                                                        After One But        After Five But
                                    Within One Year     Within Five Years    Within Ten Years     After Ten Years
                                    ------     ------   ------      -----      ------    -----    ------  -----
                                    Amount      Yield   Amount      Yield      Amount    Yield    Amount  Yield
                                    ------     ------   ------      -----      ------    -----    ------  -----
Securities available for sale:
    U.S. Government obligations    $19,801     5.18%   $34,187     6.56%        $0                   $0
    Obligations of states and
        political subdivisions           0               2,148     7.42%         0                    0
    Mortgage-backed securities       2,187     5.44%     2,878     5.67%         0                7,055    6.07%
    Corporate and other securities   2,735     6.07%     4,950     7.09%         0                    0
                                    ------              ------              ------                -----
        Subtotal                    24,723              44,163                   0                7,055
                                    ------              ------              ------                -----

Securities held to maturity:
    U.S. Government obligations          0                   0                   0                    0
    Obligations of states and
        political subdivisions       2,408     9.46%     5,728     7.87%     6,249     8.02%      1,761     9.15%
    Mortgage-backed securities          95     7.88%       322     8.22%     1,467     6.05%     11,626     6.36%
    Corporate and other securities   4,381     5.98%         0                   0                    0
                                    ------              ------               -----               ------

        Subtotal                     6,884               6,050               7,716               13,387
                                    ------              ------              ------               ------


            TOTAL                  $31,607             $50,213              $7,716              $20,442
                                   -------             -------             -------              -------
                                   -------             -------             -------              -------



The maturity shown above for mortgage-backed securities was determined by the stated maturity on the investment.

At December 31, 1995, the Corporation held no securities of any one issuer with a book value exceeding 10% of capital.

The Company made a one-time transfer of securities from the held to maturity classification to the available for sale classification. See Footnote Three of the annual report for full disclosure.

                                TODAY'S BANCORP, INC.
                           LOAN PORTFOLIO - TYPES OF LOANS

The schedule below sets forth the amount of loans categorized by type for each of the last five years ended December 31.


(Dollars in thousands)


                                        Percent             Percent             Percent             Percent             Percent
         Type of Loan          1995    of Total    1994    of Total    1993    of Total    1992    of Total    1991    of Total
         ------------          ----    --------    ----    --------    ----    --------    ----    --------    ----    --------
Portfolio loans:
  Commercial, financial,
    and agricultural         $221,068       61%  $187,172       56%  $148,714       58%  $112,910       52%  $101,116       50%
  Real estate - mortgage       79,795       22%    72,305       22%    51,959       20%    53,247       25%    54,454       27%
  Installment (1)              61,555       17%    71,305       22%    56,694       22%    50,535       23%    45,582       23%
                             --------       ---  --------       ---  --------       ---  --------       ---  --------       ---
     Total                   $362,418      100%  $330,782      100%  $257,367      100%  $216,692      100%  $201,152      100%
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------
  Agricultural loans in-
     cluded in the above
     amount                   $43,544       12%   $28,753        9%   $33,118       13%   $25,940       12%   $21,880       11%
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------
Mortgage loans held
  for sale                     $1,116      100%    $1,288      100%   $24,342      100%    $3,939      100%    $5,082        0%
                             ---------------------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------------------


(1) Installment loans are shown net of unearned discount which was $154, $375, $748, $1,259, and $1,966 at December 31, 1995, 1994, 1993, 1992, and 1991
    respectively.

                                TODAY'S BANCORP, INC.

                                   LOAN PORTFOLIO

             LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The following schedule as of December 31, 1995, shows loan maturities and the amounts of those loans having fixed interest rates and those having adjustable or floating rates.

(Dollars in thousands)



                                                                                         Total For
                                                                                      Loans Due After
                                                                                     One Year Having:
                                            Due in                               ----------------------
                             Due Within     One to     Due After                     Fixed     Floating
    Type of Loan              One Year   Five years   Five Years     Total           Rates      Rates
---------------------------- ----------  ----------   ----------     -----       ----------------------
Portfolio loans:
    Commercial, financial
      and agricultural          $82,713     $85,135     $53,220    $221,068         $73,218     $65,137
    Real estate - mortgagae       6,143      20,530      53,122      79,795          28,500      45,152
    Installment, net of
      unearned discount           5,654      53,076       2,825      61,555          52,190       3,711
                                -------    --------    --------    --------        --------    --------
Total                           $94,510    $158,741    $109,167    $362,418        $153,908    $114,000
                                -------    --------    --------    --------        --------    --------
                                -------    --------    --------    --------        --------    --------
Mortgage loans held
    for resale                   $1,116       -           -          $1,116           -           -
                                -------    --------    --------    --------        --------    --------
                                -------    --------    --------    --------        --------    --------


                                TODAY'S BANCORP, INC.
                            LOAN PORTFOLIO - RISK ELEMENTS


The following table provides information on trends in the Company's nonperforming loans since 1991:

(Dollars in thousands)




                                               at December 31
                        ------------------------------------------------------
                          1995        1994        1993        1992        1991
                          ----        ----        ----        ----        ----
90 Days Past Due          $408        $222        $224        $401        $319

Renegotiated               363         359         736       1,000       1,193

Nonaccrual               1,063       1,839         821       1,069       1,324
                         -----       -----         ---       -----       -----

                        $1,834      $2,420      $1,781      $2,470      $2,836
                        ------------------------------------------------------
                        ------------------------------------------------------


Interest income on nonaccruing loans for the year ended December 31, 1995 would have been approximately $ 79 if such loans had been current in accordance with their original terms and outstanding throughout the year or since origination. Interest recognized on these loans for the year ended December 31, 1995 totaled approximately $ 35.

The Company discontinues the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest.

Loans, now current, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms are immaterial.

Included in the past due, renegotiated and nonaccrual loans are $495 of agricultural loans as of December 31, 1995.

During 1995, the Company adopted FAS No. 114 and No. 118. See footnote Four of the Annual Report for full disclosure.

                                TODAY'S BANCORP, INC.
                    ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

In establishing the allowance for possible loan losses, management relies on its review of the loan portfolio to assess the risk characteristics and ascertain whether there are probable losses which must be provided for. Specific considerations in determining the adequacy of the allowance for possible loan losses are as follows:

(1) Analytical reviews of loan loss experience in relation to outstanding loans and the existing level of the allowance for possible loan losses.

(2) A continuing review of problem, nonperforming or other loans by senior management.

(3) A rating of loans requiring continuing review in order to estimate future loss exposure.

(4) Regular examinations and appraisals of the loan portfolio conducted by the internal audit and loan review staff, state and federal supervisory authorities and independent accountants.

(5) Management's judgment with respect to current and expected economic conditions and their impact on the existing portfolio.

                                                                        Page 23
                                TODAY'S BANCORP, INC.
                           SUMMARY OF LOAN LOSS EXPERIENCE


The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for possible loan losses for each of the past five years. Management believes that the allowance for possible loan losses is adequate to absorb future losses in the portfolio.


(Dollars in thousands)
                                             1995      1994      1993      1992      1991
                                             ----      ----      ----      ----      ----
Amount of allowance for possible
    loan losses at beginning of period      $3,144    $2,737    $2,515    $2,547    $2,449

Additions (subtractions) arising
    from purchase (sale) transactions            0       375         0       (74)        0

Amount of loans charged off during
    period:
       Commercial, financial & agricultural    392       104       108       173       262
       Installment                             695       519       297       334       304
       Real estate - mortgage                   29        42        15        40        38
                                             ------    ------    ------    ------    ------
                           Total losses      1,116       665       420       547       604
                                             ------    ------    ------    ------    ------
Amount of recoveries of loans
    during period:
       Commercial, financial & agricultural     42        81       182        64       101
       Installment                             217       114       100        58        91
       Real estate - mortgage                   42         -         -         5         -
                                             ------    ------    ------    ------    ------

                           Total recoveries    301       195       282       127       192
                                             ------    ------    ------    ------    ------

Net loans charged off during period            815       470       138       420       412

Additions to allowance for possible loan
    losses charged to operating expenses
    during period                              960       502       360       462       510

Amount of allowance for possible
    loan losses at end of period            $3,289    $3,144    $2,737    $2,515    $2,547
                                          ------------------------------------------------
                                          ------------------------------------------------

Average amount of loans outstanding       $346,525  $283,630  $226,940  $204,203  $199,840
                                          ------------------------------------------------
                                          ------------------------------------------------

Ratio of net loans charged off to
    average loans                            0.24%     0.17%     0.06%     0.21%     0.21%
                                             ------    ------    ------    ------    ------
                                             ------    ------    ------    ------    ------



                                TODAY'S BANCORP, INC.
                     ALLOCATION FOR THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the allocation of the allowance for possible loan losses by category as of December 31:


(Dollars in thousands)                                          Percent of
                                                    Allowance    Loans to
1995                                                Amount      Total Loans
----                                                ------      -----------
Commercial, financial  and
   agricultural loans                                $2,102        61 %
Real estate - mortgage loans                            288        22
Installment loans                                       899        17
                                                   ---------       --
   Total                                             $3,289       100 %
                                                   ---------    -----
                                                   ---------    -----

1994
----
Commercial, financial  and
   agricultural loans                                $2,377        56 %
Real estate - mortgage loans                            252        22
Installment loans                                       515        22
                                                   ---------       --
   Total                                             $3,144       100 %
                                                   ---------    -----
                                                   ---------    -----

1993
----
Commercial, financial  and
   agricultural loans                                $1,991        58 %
Real estate - mortgage loans                            200        20
Installment loans                                       546        22
                                                   ---------       --
   Total                                             $2,737       100 %
                                                   ---------    -----
                                                   ---------    -----

1992
----
Commercial, financial  and
   agricultural loans                                $1,940        52 %
Real estate - mortgage loans                            170        25
Installment loans                                       405        23
                                                   ---------       --
   Total                                             $2,515       100 %
                                                   ---------    -----
                                                   ---------    -----

1991
----
Commercial, financial  and
   agricultural loans                                $1,815        50 %
Real estate - mortgage loans                            269        27
Installment loans                                       463        23
                                                   ---------       --
   Total                                             $2,547       100 %

                                                   ---------    -----
                                                   ---------    -----


TODAY'S BANCORP, INC.
DEPOSITS

The following table sets forth the average deposits for the last three years. All deposits are in domestic bank offices; there are no foreign deposits.

(Dollars in thousands)
                                          1995                          1994                          1993
                              -----------------------------  ----------------------------  -----------------------------
                              Deposits    Expense    Rate    Deposits   Expense    Rate    Deposits   Expense     Rate
                              ---------   -------    ----    ---------  -------    ----    ---------  -------     ----
Interest bearing
  demand deposits                48,467       975    2.01%      48,825      965    1.98%      47,676    1,053     2.21%
Savings deposits                 91,876     2,884    3.14%      84,929    2,177    2.56%      74,729    1,821     2.44%
Time deposits                   255,657    14,277    5.58%     199,941   10,047    5.02%     168,670    8,795     5.21%

Total interest
  bearing deposits              396,000    18,136    4.58%     333,695   13,189    3.95%     291,075   11,669     4.01%
                                           ----------------              ----------------              -----------------
                                           ----------------              ----------------              -----------------

Noninterest bearing
  demand deposits                49,821                         41,343                        36,788
                                 ------                         ------                        ------

Total deposits                 $445,821                       $375,038                      $327,863
                              ----------                     ----------                    ----------
                              ----------                     ----------                    ----------



Maturities of time deposits and certificates of deposit of $100,000 or more as of December 31, 1995 are:

                (Dollars in thousands)

                Maturing in 3 months or less                   $17,992
                Maturing in over 3 to 6 months                   5,698
                Maturing in over 6 to 12 months                  8,626
                Maturing in over 12 months                      17,877
                                                                ------
                       Total                                   $50,193
                                                             ---------
                                                             ---------



                             RETURN ON EQUITY AND ASSETS

                                                                 1995     1994      1993
                                                                 ----     ----      ----
                Return on assets (1)                             0.97%    0.84%     1.11%
                Return on equity (2)                            11.15%    9.23%    11.74%
                Dividend payout ratio (3)                       30.03%   36.50%    26.67%
                Equity to assets ratio (4)                       8.67%    9.09%     9.47%

                (1)  Net income divided by average total assets.
                (2)  Net income divided by average equity.
                (3)  Dividends declared per common share divided by net income per share.
                (4)  Average equity divided by average total assets.

                                                     Page 26
                 TODAY'S BANCORP, INC.
                SHORT-TERM BORROWINGS




                                 1995     1994
                                 ----     ----
Balance at December 31          $6,425    $1,150

Average Balance                  4,698       739

Maximum amount outstanding
  at any month end               6,425     1,150

Average interest rate:
  During the year                5.70%     3.98%

  At December 31                 5.69%     4.97%


All of the short-term advances are from Federal Home Loan Bank and mature within 12 months.


Item 2.  PROPERTIES

         The Company owns all of the following properties:

         TODAY'S BANCORP and its subsidiary, TODAY'S BANK-East, occupy approximately 65% of the floor space of 66,000 square feet, with the balance leased to outside tenants. Adjacent to this building is a two-level parking deck with parking for approximately 200 cars. Other TODAY'S BANK-East facilities owned include an additional Freeport location, a Rock City location, a Pecatonica location, a Winnebago location and two Rockford locations.

         The additional facility in Freeport is located at 1705 South West Street. This facility is comprised of approximately 1,600 square feet and contains four drive-up teller installations.

         The Rock City facility is located at 123 Main Street, Rock City, Illinois and is comprised of approximately 7,900 square feet and contains two drive-up teller installations.

         The Pecatonica location has occupied its office at 430 West Main Street since March 30, 1981. The banking office consists of a modern structure of approximately 11,350 square feet. The main floor provides space for six tellers, seven private offices, a conference room, a board room, a safe deposit vault and four drive-up lanes. There is adequate parking located adjacent to the building.

         In 1992, the Company began operations at an additional facility located at 585 S. Winnebago Rd. in Winnebago which comprises approximately 2,100 square feet and contains one drive-up teller installation.

         One of the Rockford facilities is located at 850 North Church Street, Rockford, Illinois. The office building consists of a modern five-story structure encompassing approximately 22,000 square feet and contains three drive-up teller installations. The Bank owns two large lots, which are adjacent to its offices, that are used for tenant and employee parking for up to 150 cars. The Bank utilizes the first two floors of the office building, while the remaining three floors are leased.

         In January 1994, the Company purchased an additional facility at 6833 Stalter Drive, Rockford, Illinois. The office building consists of a modern two-story structure encompassing approximately 22,000 square feet which was constructed in 1992. The Company uses approximately 12,700 square feet and the balance is leased to outside tenants. There is adequate parking located adjacent to the building.

         TODAY'S BANK-West has two locations in Galena, Illinois, a facility in East Dubuque, Illinois and a facility in Scales Mound, Illinois. TODAY'S BANK-West's main office is headquartered at 115 Perry Street in Galena. The office building consists of a two-story structure encompassing 12,500 square feet, which was constructed in 1969 and contains three drive-up teller installations. The Bank uses the main floor and a board room and conference room on the second floor. The remainder of the second floor is leased.

         The other Galena facility is located at 953 Gear Street and is a modern one-story facility that was constructed in 1976. The building encompasses 2,000 square feet and has two drive-up teller installations. The lower level includes a large board room. The building is located in a newly developed retail area and has adequate parking available.

         The facility in East Dubuque is located at 350 Wall Street on the edge of downtown East Dubuque. The one-story building encompasses 5,000 square feet and is currently being remodeled to more effectively meet the Company's needs. There are two drive-up teller installations attached to the building and the Company has its own parking lot next to the facility.

         The Scales Mound facility is located at 311 North Railroad and encompasses 1,200 square feet. There are two drive-up facilities attached to the building.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings against the registrant or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required for this item is incorporated by reference from the Company's 1995 Annual Report to Shareholders on page 28, attached hereto as Exhibit 13a.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required for this item is incorporated by reference from the Company's 1995 Annual Report to Shareholders on page 34, attached hereto as Exhibit 13a.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required for this item is incorporated by reference from the Company's 1995 Annual Report to Shareholders on pages 29 through 34, attached hereto as Exhibit 13a.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information for this item is incorporated by reference from the Company's 1995 Annual Report to Shareholders on pages 8 through 27, attached hereto as Exhibit 13a and page 83, attached hereto as Exhibit 13b.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information for this item is incorporated by reference from the Company's proxy statement, page 17, attached hereto as Exhibit 99(a).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required for this item is incorporated by reference from the Company's proxy statement, pages 2 through 5, attached hereto as Exhibit 99(a).

ITEM 11. EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference from the Company's proxy statement, pages 6 and 7, attached hereto as
         Exhibit 99(a).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required for this item is incorporated by reference from the Company's proxy statement, pages 13 through 15, attached hereto as Exhibit 99(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated by reference from the Company's proxy statement, page 13, attached hereto as exhibit 99(a), and Note Four on page 18 of the Company's 1995 Annual Report to Shareholders, attached hereto as Exhibit 13a.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements and related notes and Report of Independent Accountants are incorporated by reference from the 1995 Annual Report to Shareholders, attached hereto as Exhibit 13a and 13b.
                                                           Annual Report
         Exhibit 13a                                         Page No.
         ------------                                      -------------

         Consolidated Balance Sheets as of
              December 31, 1995 and 1994                          8
         Consolidated Statements of Income for the
              years ended December 31, 1995, 1994,
              and 1993                                            9
         Consolidated Statements of Cash Flows for the
              years ended December 31, 1995, 1994,
              and 1993                                           10
         Consolidated Statements of Changes in Capital
              for the years ended December 31, 1995,
              1994, and 1993                                     11
         Notes to Consolidated Financial Statements           12-26
         Independent Auditors' Report for 1995 and 1994          27

         Exhibit 13b
         -----------
         Independent Auditors' Report for 1993           Page 83

(a)(2) Schedules I and II thereon have been omitted since they are not applicable.


(a)(3)   Index to Exhibits
         -----------------
         The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

    Regulation S-K Item 601 No.
    ---------------------------

    (3)  a.   Certificate of Incorporation incorporated by reference to Exhibit
              (3)a. of registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File number 0-14511).
         b.   By-laws incorporated by reference to Exhibit (3)a. of
              registrant's Annual Report on Form 10-K for the year ended
              December 31, 1994 (File number 0-14511).
    (4)  a.   Rights Agreement between registrant and Bank of America
              Illinois(Rights Agent) incorporated by reference to Exhibit 1 of registrant's registration statement on Form 8-A (file number 0-
              14511) filed December 18, 1990.
         b.   Amendment No. 1 to Rights Agreement between registrant and Bank of America Illinois(Rights Agent) incorporated by reference to
              Exhibit 4 of registrant's registration statement on Form 8-K
              (file number 0-14511) filed April 9, 1994.

    EXECUTIVE COMPENSATION PLANS

    (10) a.   Incentive Plan for Management incorporated by reference to
              Exhibit 10(b) of registrant's registration statement on Form S-2 (No. 33-30213) filed July 28, 1989.
         b.   Nonqualified Stock Option Plan incorporated by reference to exhibit 10(c) of registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File number 0-14511).
         c. Employment Agreements between registrant and Dan Heine and registrant and R. William Owen incorporated by reference to exhibit 10(d) of registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File number 0-14511).
         d. Indemnity Agreements between registrant and the Company's directors and executive officers incorporated by reference to exhibit 10(e) of registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File number 0-14511).
         e. Compensation Deferral Plan incorporated by reference to exhibit 10(f) of registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File number 0-14511).
         f. Severance Agreements between registrant and the Company's Senior Executive Officers filed herewith (see pages 34 through 39).
    (11)      Computation of net income per share. See attached page 40.
    (13) a. Annual Report to Shareholders for the year ended December 31, 1995. Except to the extent specifically incorporated herein by said report, the annual report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report. See attached pages 41 through 82.
         b.   Independent Auditors' Report for 1993.  See attached page 83.
    (21)      Subsidiaries of the registrant.  See attached page 84.
    (23)      Consents of experts.  See attached pages 85 through 86.
    (99) a.   Other documents. (Proxy Statement)  See attached pages 87 through
              104.
         b.   Other documents. (Form 11K)  See attached pages 105 through 116.

(b) REPORTS ON FORM 8-K

    There were no Reports on Form 8-K filed the quarter ended December 31, 1995.


    REGULATION S-K ITEM 601 NO.
    (Note: Exhibits 2, 9, 12, 16, 18, 22, 24, 27, and 28 as requested by Regulation S-K, Item 601, have been omitted in this 10-K filing since the information requested is not required or not applicable.)

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TODAY'S BANCORP, INC.
                                   ---------------------
                                         (Registrant)

    DATE:  March 19, 1996         By /s/ Dan Heine
                                     -------------------
                                  Dan Heine
                                  President and
                                    Chief Executive Officer

                                  By /s/ R. William Owen
                                     -------------------
                                  R. William Owen
                                  Executive Vice President
                                    and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    The following are all directors and all signed on March 19, 1996

    /s/ Allen E. Fehr         /s/ Thomas A. Ferguson, Jr.
    ----------------------    ---------------------------
    Allen E. Fehr             Thomas A. Ferguson, Jr.

    /s/ Frank E. Furst        /s/ Craig D. Hartman
    ----------------------    ---------------------------
    Frank E. Furst            Craig D. Hartman

    /s/ Dan Heine             /s/ Edward D. Higgins
    ----------------------    ---------------------------
    Dan Heine                 Edward D. Higgins

    /s/ Raymond E. Johnson    /s/ J. Michael Hillard
    ----------------------    ---------------------------
    Raymond E. Johnson        J. Michael Hillard

    /s/ R. William Owen       /s/ James C. Skyrms
    ----------------------    ---------------------------
    R. William Owen           James C. Skyrms

    /s/ Ruth M. Smith
    ----------------------
    Ruth M. Smith