Form 10-Q
period 1996-03-31
TODAYS BANCORP INC
filed 1996-05-14
CIK 216729

                                                                    Page 1 of 16
                                                        Exhibit Index on Page 14


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                     0-14511
                                     -------
                            (Commission File Number)

                              TODAY'S BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                             36-2902424
(State or other jurisdiction of        (IRS Employer Identification
  incorporation or organization)              Number)


TODAY'S Bank Center
P.O. Box 30
Freeport, Illinois                                  61032
- ---------------------------------------             -----
Address of principal executive offices)           (Zip Code)


                                 (815) 235-8596
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----

Number of shares of common stock outstanding:
                                                  Shares outstanding
           Title of each class                     March 31, 1996
           -------------------                    ------------------

         Common stock, par value
              $5.00 per share                          2,748,698

                                                                          Page 2
Part I.  Item I.

                              TODAY'S BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                    unaudited

                                               March 31      December 31
                                          -----------------  -----------

                                            1996        1995        1995
                                            ----        ----        ----
ASSETS
Cash and due from banks................  $ 15,770   $ 14,881     $ 16,603
Federal funds sold.....................       -        3,590        5,330
                                          -------    -------      -------
        Total cash and cash equivalents    15,770     18,471       21,933
Mortgage loans held for sale...........     3,147      1,977        1,116
Time deposits in other banks...........       308      1,240          434
Trading account securities.............       -        6,419          -
Securities available for sale, at fair
  value................................    73,811     68,201       76,933
Securities held to maturity with
  aggregate fair values of $29,326,
  $37,588, and $34,257, respectively...    30,780     37,806       34,037
Loans..................................   364,906    337,952      362,418
  Allowance for possible loan losses...    (3,312)    (2,972)      (3,289)
                                          -------    -------      -------
                              Net loans   361,594    334,980      359,129
Premises and equipment.................    12,439     12,868       12,633
Accrued interest and other assets......    11,820     12,531       12,269
                                          -------    -------      -------
                           Total assets  $509,669   $494,493     $518,484
                                          -------    -------      -------
                                          -------    -------      -------

LIABILITIES
Deposits:
  Non interest bearing.................  $ 43,020   $ 40,823     $ 49,821
  Interest bearing.....................   394,077    379,757      396,000
                                          -------    -------      -------
                         Total deposits   437,097    420,580      445,821
Federal funds purchased, securities
  sold under agreements to repurchase,
  and other short-term borrowings......     8,539     11,289        8,298
Other liabilities......................     4,387      3,620        4,354
Other borrowings.......................    12,497     16,797       13,497
                                          -------    -------      -------
                      Total liabilities   462,520    452,286      471,970
                                          -------    -------      -------

CAPITAL
Preferred stock, without par value:
  Authorized - 200,000 shares, issuable
  in series; none issued or outstanding       -          -            -
Common stock, par value $5 per share:
  Authorized -  6,000,000 shares;
  Issued - 2,748,698, 2,710,490, and
    2,742,865 shares, respectively;
  Outstanding - 2,748,698, 2,710,490,
    and 2,742,865 shares, respectively.    13,744     13,555       13,714
Capital surplus........................     6,417      6,076        6,357
Retained earnings......................    26,685     23,037       25,809
Unrealized gain (loss) on securities...       303       (461)         634
                                          -------    -------      -------
Total capital                              47,149     42,207       46,514
                                          -------    -------      -------
          Total liabilities and capital  $509,669   $494,493     $518,484
                                          -------    -------      -------
                                          -------    -------      -------

See accompanying notes to consolidated financial statements.

                                                                          Page 3
                              TODAY'S BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                    unaudited

                                                         Three Months Ended
                                                              March 31
                                                              --------
INTEREST INCOME                                           1996        1995
                                                          ----        ----
Interest and fees on loans.......................       $8,011      $7,405
Interest on federal funds sold and
  time deposits in other banks...................           52         108
Interest and fees on mortgage loans
  originated for sale............................           29          41
Interest on investment securities
  Trading securities.............................          -            97
  Securities available for sale - taxable........        1,125         967
  Securities available for sale - exempt from
    federal income taxes.........................           27         -
  Securities held to maturity - taxable..........          283         331
  Securities held to maturity - exempt from
    federal income taxes.........................          228         247
                                                         -----       -----
                       TOTAL INTEREST INCOME             9,755       9,196
                                                         -----       -----
INTEREST EXPENSE
Interest on deposits.............................        4,627       4,216
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase, and other short-term borrowings....          108         134
Interest on other borrowings.....................          220         242
                                                         -----       -----
                      TOTAL INTEREST EXPENSE             4,955       4,592
                                                         -----       -----
                         NET INTEREST INCOME             4,800       4,604
Provision for possible loan losses...............          280         165
                                                         -----       -----
         NET INTEREST INCOME AFTER PROVISION
                    FOR POSSIBLE LOAN LOSSES             4,520       4,439
                                                         -----       -----
OTHER OPERATING INCOME
Trust department revenues........................          476         408
Service charges on deposit accounts..............          420         423
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................          101          66
Securities gains, net............................            7          57
Trading account securities gains.................          -            69
Other income.....................................          204         268
                                                         -----       -----
                TOTAL OTHER OPERATING INCOME             1,208       1,291
                                                         -----       -----
OTHER OPERATING EXPENSES
Salaries, wages, and employee benefits...........        1,885       1,917
Net occupancy expense............................          395         375
Furniture and equipment expense..................          321         326
Printing, stationery, and supplies...............           93         221
FDIC insurance expense...........................          -           237
Data processing expense..........................          301         276
Marketing and advertising........................          109         127
Other expenses...................................          697         773
                                                         -----       -----
              TOTAL OTHER OPERATING EXPENSES             3,801       4,252
                                                         -----       -----
Income before income taxes.......................        1,927       1,478
Income tax provision.............................          674         499
                                                         -----       -----
                                  NET INCOME            $1,253      $  979
                                                         -----       -----
                                                         -----       -----
Net income per common share......................       $ 0.46      $ 0.36
                                                         -----       -----
                                                         -----       -----
Dividends declared per common share..............      $0.1375      $0.125
                                                        ------       -----
                                                        ------       -----

          See accompanying notes to consolidated financial statements.

                                                                          Page 4
                              TODAY'S BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                    unaudited

                                                         Three Months Ended
                                                              March 31
                                                              --------
                                                          1996        1995
                                                          ----        ----
OPERATING ACTIVITIES

Net income.......................................     $  1,253    $  979
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation.................................          399         419
    Amortization of goodwill.....................           93          88
    Benefit for deferred income taxes............         (139)       (104)
    Provision for possible loan losses...........          280         165
    Amortization of premiums, net................           81          98
    Securities gains, net........................           (7)        (57)
    Trading account security gains...............          -           (69)
    Loans originated for sale....................      (10,458)     (6,628)
    Loans sold...................................        8,427       5,939
    Decrease in accrued interest and other assets          659         656
    Increase (decrease) in other liabilities.....           78        (240)
                                                      --------    --------

Net cash provided by operating activities                  666       1,246
                                                      --------    --------

INVESTING ACTIVITIES

Proceeds from maturities of time
  deposits in other banks........................          128         369
Securities available for sale:
  Proceeds from sales, maturities, and repayments
    of mortgage-backed securities................          199         147
  Proceeds from sales of investment securities...        1,261       5,038
  Proceeds from calls and maturities of
    investment securities........................        4,459       6,000
  Purchase of investment securities..............       (3,384)    (15,006)

Securities held to maturity:
  Proceeds from sales, maturities, and repayments
    of mortgage-backed securities................        1,557         570
  Proceeds from sale of investment securities....          351         347
  Proceeds from calls and maturities of
    investment securities........................        1,340       1,395
  Purchase of investment securities..............          (20)     (3,914)
Net increase in loans held for portfolio.........       (2,745)     (7,507)
Purchases of premises and equipment..............         (205)       (650)
                                                       -------     -------

Net cash provided (used) by investing activities.        2,941     (13,211)
                                                       -------     -------

                                                                          Page 5
                              TODAY'S BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (dollars in thousands)
                                    unaudited

                                                         Three Months Ended
                                                             March 31
                                                             --------
                                                          1996        1995
                                                          ----        ----
FINANCING ACTIVITIES

Net increase (decrease) in deposits..............     $ (8,724)   $  2,833
Net increase (decrease) in federal funds
  purchased, securities sold under agreements to
  repurchase, and other short-term borrowings....          241      (1,841)
Payment on other borrowings......................       (1,000)        -
Cash dividends paid..............................         (377)       (338)
Proceeds from exercise of stock options..........           90          68
Increase in other borrowings.....................          -         3,000
                                                       -------     -------
 Net cash provided (used) by financing activities       (9,770)      3,722
                                                       -------     -------

 Net decrease in cash and cash equivalents              (6,163)     (8,243)

 Cash and cash equivalents at beginning of period       21,933      26,714
                                                       -------     -------

       Cash and cash equivalents at end of period     $ 15,770    $ 18,471
                                                       -------     -------
                                                       -------     -------


See accompanying notes to consolidated financial statements.

TODAY'S BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
(dollars in thousands)

Note 1 - Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting policies set forth in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the notes to the consolidated financial statements contained therein.

Note 2 - Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X except for the December 31, 1995 balance sheet which was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications, which had no effect on net income, have been made in the prior period financial statements to conform with the current period's presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. All significant inter-company balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 3 - Non-cash Investing Activity

During the first three months of 1996, the securities available for sale were written down $540 thousand to reflect the current market price at March 31, 1996. The offsetting entries were to other assets which were increased by $209 thousand to reflect the deferred income tax impact and to the capital account, unrealized gain (loss) on securities, which was decreased by $331 thousand moving from a positive position of $634 thousand at December 31, 1995 to a positive $303 thousand at March 31, 1996.

Note 4 - Merger

On March 19, 1996, TODAY'S BANCORP, INC. ("TODAY") entered into a definitive agreement to merge with Mercantile Bancorporation ("Mercantile") pursuant to which Mercantile will acquire 100% of the common stock of TODAY in exchange for a combination of Mercantile common stock and cash having a value of $87,250,000 as of March 19, 1996.

The transaction is subject to the approval of banking authorities and the shareholders of TODAY. It is expected that the transaction will be consummated in late 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

The following discussion and analysis provides an overview of significant factors which affected TODAY'S BANCORP, INC.'s ("TODAY" or the "Company") financial statements and results of operations. This commentary is intended to provide readers with a more comprehensive review than is apparent from the consolidated financial statements and notes alone.

EARNINGS OVERVIEW

The Company's first quarter earnings of $1,253 or $0.46 per share, was $274, or $.10 per share greater than the $979 or $0.36 per share recorded in the same quarter of 1995.

The increase for the three month period ended March 31, 1996 was attributable to continued earning improvements at the bank affiliates and the increased revenues from trust operations. Net interest income increased as the Company continued to experience loan growth.

Part of the earning improvements in the bank affiliates resulted from the reduction in the FDIC insurance premiums paid and supply costs. During the fourth quarter of 1995, the Federal Deposit Insurance Corporation's Board of Directors voted to reduce the deposit insurance premiums paid from $0.04 per $100 for "Well Capitalized Institutions" to the $2,000 per year minimum required by law. The Company's supply costs returned to normal levels in the first quarter of 1996. In the first quarter of 1995, the Company's name change and reorganization of its affiliates resulted in higher than normal supply costs.

For the three months ended March 31, 1996, the Company's trust operations increased revenues by 17% from the same period in 1995. The increase was a result of higher market values in the trust assets which is the basis for most fees and the addition of new customers.

TODAY's annualized return on average equity was 10.60% and its return on average assets was .98% for the three month period ending March 31, 1996. For the same periods in 1995, the annualized return on average equity was 9.55%, while the annualized return on average assets was .81%.

NET INTEREST INCOME

Net interest income, defined as the difference between interest income and interest expense (the "margin"), remains TODAY's most significant source of profitability. The first quarter margin increased by $196 or 4% from the first quarter of 1995. The increase was due to loan growth at our banking affiliates primarily in the commercial loans. The Company expects to continue to experience loan growth as a result of the banking affiliates ongoing business development efforts. Although the Company has been successful in attracting new loan relationships, most of the success has been negated by higher costs associated with deposit fundings. During the first quarter of 1996, deposit costs continued to increase as asset yields remained relatively unchanged.

The Company believes it has a very stable deposit base and sound, high quality loan and investment portfolios. While there may be some additional margin compression in the future, the Company believes that the overall effect of this will be minimal due to the limited rate risk associated with the affiliate banks' repricing schedules. Given the competitive nature of deposit pricing, additional loan related growth may be restrained.

OTHER OPERATING INCOME

TODAY's earnings from non-interest sources for the three months ended March 31, 1996 were $1.2 million, a decrease of $83, or 6% from the first quarter of 1995.

Trust department revenues for the first quarter were $476, an increase of $68, or 17% from the same quarter in 1995. This increase was attributable to higher market values in the trust assets which is the basis for most fees and the addition of new customers.

Deposit fees remained flat between first quarters of 1996 and 1995. During 1995, the Company standardized related fees within the affiliates and adopted a more aggressive posture of charging for accounts being overdrawn. Fee income is down approximately $35 from the fourth quarter of 1995. Management is currently looking at alternatives to improve fee income.

Mortgage activity recorded revenues of $101 for the current quarter as compared to $66 for the same period in 1995. Interest rate fluctuations during the first quarter resulted in lower than anticipated mortgage originations. Management believes loan origination activity for the balance of the year will remain below plan, but will increase substantially from 1995.

The Company had minimal security gains for the first quarter of 1996. During the first quarter of 1995, the Company recorded market appreciation of $69 on a mutual fund carried as a trading security. This fund was subsequently sold in the second quarter of last year.

OTHER OPERATING EXPENSE

Total other operating expenses were $3.8 million for the first quarter as compared to $4.3 million for the same period in 1995. During the first quarter of 1995, the Company incurred $216 in costs over normal operating expenses related to the changing of the Company's name and the reorganization of its affiliates.

Personnel costs continue to be the largest component of other operating expenses. Employee related costs totaled $1.9 million for the first quarter of 1996. This reflects a decrease of $32 or 2%, from the first quarter of 1995. Mortgage banking employee costs continued to decline due to efforts to reduce fixed costs at this affiliate.

Employee costs represented 31% of net interest and non-interest revenues for the first quarter, a decrease of 2% from the same quarter of the prior year. TODAY will continue the efforts to improve in this area.

Net occupancy and equipment expenses for the first quarter were $716 as compared to $701 for the three months ended March 31, 1995. This increase is due to higher than anticipated utility costs from the cold weather conditions experienced during the winter months. Also contributing to the increase was higher than normal costs for snow removal.

Printing, stationery and supplies expenses were $93 for the first quarter of 1996. This represents a decrease of $128 or 58% from the first quarter of 1995. This was attributable to higher costs during the first quarter of 1995 related to the name change and the reorganization of affiliates.

In August, 1995, the FDIC's Board of Directors determined that the Bank Insurance Fund (BIF) was recapitalized as of May 31, 1995 and voted to reduce the insurance rates. In September of 1995, the FDIC refunded the insurance premium overpayments made since the BIF was recapitalized on May 31, 1995. During the fourth quarter of 1995, the FDIC announced all "Well Capitalized Banks" with a 1A rating would not be required to pay deposit insurance in 1996 (except for the $2,000 minimum mandated by law). This resulted in FDIC insurance for the first quarter of 1996 to be less than $1 compared to $237 for the same period in 1995.


STATEMENT OF CONDITION

Total assets of $509.7 million were reported as of March 31, 1996. This represents a $15.2 million, or 3% increase, over the $494.5 million reported as of March 31, 1996 and a $8.8 million, or 2% decrease, over the $518.5 million reported as of December 31, 1995. Most of the decrease since year end was in the deposit accounts and federal funds sold and is attributable to the seasonal run-off of excess balances held in non-interest bearing accounts by business customers.

Mortgage loans held for sale increased $1.1 million to $3.1 million at March 31, 1996 from the same quarter of 1995 and they were $2.0 million higher than at December 31, 1995. Mortgage loans held for sale are expected to decline slightly in the foreseeable future. Funds from this reduction will be utilized to sell federal funds and to fund portfolio loan growth.

Loans represent the largest component of TODAY's earning asset base, and lending activities continue to show positive results. At the end of the current quarter, total loans were $364.9 million. This represents a $26.6 million, or 8% increase from March 31, 1995 total of $335.0 million and a $2.5 million, or 1%
increase, over the $362.4 million reported December 31, 1995. TODAY's strong emphasis on sales to capture more business from current customers and to attract new relationships by offering high quality and diversified loan products, should allow for continued growth of the loan portfolio if cost effective fundings are secured.

Securities, including time deposits in other banks, totaled $104.9 million at March 31, 1996, a decrease of $8.8 million, or 8%, from the $113.7 million reported for the same period ended in 1995 and a $6.5 million decrease over the $111.4 million reported December 31, 1995. The funds from the securities which were sold or matured were used previously to fund the Company's loan growth.

On the liability side of the balance sheet, deposits totaled $437.1 million at March 31, 1996. Deposits increased $16.5 million, or 4%, from the $420.6 million reported on March 31, 1995, and declined $8.7 million, or 2% from the $445.8 million reported on December 31, 1995. Much of the deposit growth during 1995 was attributable to increased market penetration in the Rockford area. Specialized products were developed to meet the needs of targeted groups such as small businesses. These new funding sources were specifically identified and used to match commercial loan growth. The decline of deposits during the first quarter of 1996, was attributable to the seasonal run-off of excess balances held in non-interest bearing accounts by business customers.

Short-term borrowings totaled $8.5 million at March 31, 1996. This was a decrease of $2.8 million or 24% from the same quarter in 1995, and an increase of $200 or 3% from the $8.3 million reported at December 31, 1995. The decrease in short-term borrowings from March 31, 1995 was attributable to a decline in repurchase agreements.

Other borrowings decreased $4.3 million from March 31, 1995, to the current balance of $12.5 million and declined $1.0 million since December 31, 1995. The decline came in the form of payments on Federal Home Loan Bank notes and corporate debt.

ASSET QUALITY

TODAY continues to emphasize asset quality as evidenced by its ratio of non-performing loans being only .40% of gross loans at March 31, 1996. This compares to .51% for the prior quarter and .83% for the same date last year. Non-performing assets as a percent of capital have decreased to 4.23%, compared to 5.22% for the prior quarter and 6.79% for the first quarter of 1995. Annualized net charge-offs as a percent of average loans was .28% at March 31, 1996. This is slightly higher than TODAY's three year average. In comparison to peer group data, these numbers continue to indicate better than average asset quality.

TODAY evaluates the allowance for possible loan losses on an on-going basis.
The results of these reviews are reported to the Board of Directors. The level of the allowance is a matter of judgment and is dependent upon many factors, including a prospective view of losses inherent in the loan portfolio, delinquency trends, historic charge-off percentages and other factors management believes may affect the quality of the portfolio. Based on current projections, TODAY is unaware of any information or uncertainties concerning material credits that would significantly impact future operations, liquidity or capital. However, given the continued growth in the loan portfolio, prudent increases in the allowance may be necessary to conservatively hedge against unforeseen and unanticipated loan problems.


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

TODAY's liquidity position has been influenced by its funding base and asset mix as identified in the Consolidated Statement of Cash Flows. Funding for the first three months of 1996 was primarily provided by proceeds from the sales, calls and maturities of time deposits in other banks, investment securities and mortgage-backed securities of $9.3 million and loans sold of $8.4 million. The funds were primarily utilized to: purchase investment securities totaling $3.4 million, decrease in deposits of $8.7 million and provide $13.2 million for lending activities.

The following rate sensitivity table reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1996:


                              0-3 MO      4-12 MO       1-5 YR.     > 5 YR.       TOTAL
- ----------------------------------------------------------------------------------------
USES OF FUNDS
Investment securities,
     excluding valuation
     allowance               $ 11,885     $ 29,514     $ 56,798     $ 5,942     $104,139
Time deposits in banks            134          174         -           -             308
Mortgage loans held
     for sale                   3,147         -            -           -           3,147
Loans, excluding non-
     accrual loans            153,477       58,962      127,496      24,119      364,054
- ----------------------------------------------------------------------------------------
     Total Uses              $168,643     $ 88,650     $184,294     $30,061     $471,648
- ----------------------------------------------------------------------------------------

SOURCES OF FUNDS
Int. bearing checking        $ 46,731     $   -        $   -        $  -        $ 46,731
Money market savings           39,947         -            -         22,210       62,157
Regular savings                36,217         -            -           -          36,217
Time deposits                  89,722       67,668       60,965         244      218,599
Other interest bearing         10,949        8.955        9,245       1,044       30,373
Short-term borrowings           8,539         -            -           -           8,539
Term borrowings and
     advances from FHLB         6,322        6,175         -           -          12,497
- ----------------------------------------------------------------------------------------
Total interest bearing        238,427       82,798       70,390      23,498      415,113
  Net other sources              -            -            -         56,535       56,535
- ----------------------------------------------------------------------------------------
     Total Sources           $238,427     $ 82,798     $ 70,390     $80,033     $471,648
- ----------------------------------------------------------------------------------------

CUMULATIVE MATURITY/RATE
     SENSITIVE GAP           ($69,784)    ($63,932)    $ 49,972     $  0        $   0

- ----------------------------------------------------------------------------------------

On a cumulative basis, TODAY's one year interest gap resulted in $63.9 million more interest sensitive liabilities than assets. This generally indicates that net interest income would decline in a rising rate environment. However, in tracking interest rate movements of deposit rates compared to market based rates during past interest rate cycles, TODAY notes that certain deposit rates have a tendency to lag. When the cumulative rate sensitivity gap is adjusted for this factor, TODAY feels it is in a near matched position, allowing for limited interest rate exposure.

The cumulative rate sensitivity gap provides a general indication of interest sensitivity at a specific point in time. TODAY further utilizes simulation to analyze the impact of changes in interest rates and volumes on the net interest income.

During the fourth quarter of 1995, to reduce the impact of changes in interest rate on its money market deposit accounts, the Company entered into an interest rate swap agreement with a notional amount of $5.0 million for five years. The Company will receive the three-month LIBOR rate in exchange for a fixed rate of 5.855%.

CAPITAL

The Company's capital position provides a margin of safety for depositors and stockholders which enables the Company to take advantage of profitable investment opportunities and provide for future growth. Each of the subsidiary banks is subject to regulatory capital guidelines as shown below. At March 31, 1996, TODAY had Tier I capital of 10.5%, Tier II capital of 11.4% and a leverage ratio of 8.1%.

The following table illustrates in tabular form the various ratios:


                                                      MINIMUM
                                                    REGULATORY
                               AMOUNT      RATIO    GUIDELINES
- --------------------------------------------------------------
RISK-BASED CAPITAL RATIOS
   Tier I capital             $ 40,775     10.5%        4.0%
   Tier II capital              44,087     11.4         8.0
   Risk-weighted assets        386,743       -           -
SUPPLEMENTAL RATIOS
   Leverage ratio               40,775      8.1         3.0
   Total average assets        504,751       -           -

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

Certain off-balance-sheet instruments such as loan commitments and letters of credit require capital allocations. Bank holding companies are required to maintain minimum risk-basked capital ratios. TODAY's ratios are above the regulatory minimum guide-lines and each of its subsidiary banks met the regulatory criteria to be categorized as "Well Capitalized" institutions at March 31, 1996. For each of the subsidiary banks, the "well capitalized" classification permits the banks to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those who do not meet this definition. Designation as a "Well Capitalized" institution does not constitute a recommend-ation by federal bank regulators. During 1995, TODAY's premium per $100 of deposits declined from $.23 to $.04 per $100 of deposits. No premiums are expected to be assessed during 1996 at this time.

The deposits of the Company are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC with such insurance backed by the full faith and credit of the United States government. The Company's deposits are insured by the Bank Insurance Fund ("BIF") which is administered by the FDIC.

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


OTHER DEVELOPMENTS

Management is not aware of any trends, events, or uncertainties, other than those discussed above, or of any recommendations by regulatory authorities which, if they were to be implemented, would impact the future operations, liquidity, or capital of the company.

The Company entered into a definitive agreement to merge with Mercantile Bancorporation pursuant to which Mercantile Bancorporation will acquire 100% of the common stock of TODAY in exchange for a combination of Mercantile Bancorporation common stock and cash having a value of $87.3 million as of March 19, 1996. The transaction is subject to the approval of banking authorities and the shareholders of TODAY. It is expected that the transaction will be consummated in late 1996.

Part II.

Item 5.   Other Information

On April 18, 1996, the Board of Directors approved an $0.15 per share cash dividend to all shareholders of record as of May 1, 1995, payable on May 10, 1995.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit 11, Computation of Per Share Income is presented on page 16.

(b) A report Form 8-K dated March 19, 1996 reported that the Company had entered into a definitive agreement to merge with Mercantile Bancorporation pursuant to which Mercantile Bancorporation will acquire 100% of the common stock of the Company in exchange for a combination of Mercantile Bancorporation common stock and cash.

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


                                   TODAY'S BANCORP, INC.
                                   ---------------------
                                        (Registrant)



DATE: May 14, 1996
                                             ---------------------------
                                             Richard W. Owen
                                             Executive Vice President
                                             and Chief Financial Officer