Form 10-Q
period 1996-06-30
TODAYS BANCORP INC
filed 1996-08-02
CIK 216729

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       0-14511
                                       -------
                               (Commission File Number)

                                TODAY'S BANCORP, INC.
                                --------------------
                (Exact name of registrant as specified in its charter)


         DELAWARE                             36-2902424
          --------                            ----------
(State or other jurisdiction of        (IRS Employer Identification
 incorporation or organization)                 Number)


TODAY'S Bank Center
P.O. Box 30
Freeport, Illinois                                      61032
- ---------------------------------------                 -----
(Address of principal executive offices)              (Zip Code)


                                 (815) 235-8596
                                  -------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ----   ----

Number of shares of common stock outstanding:
                                                 Shares outstanding
           Title of each class                    June 30, 1996
          -------------------                     ---------------
        Common stock, par value                      2,751,198
             $5.00 per share

Part I.  Item I.
                                TODAY'S BANCORP, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands)
                                      unaudited

                                                  June 30        December 31
                                                -------------     ----------
                                                1996      1995          1995
                                               ----       ----          ----

ASSETS
Cash and due from banks................     $ 15,435  $ 16,283      $ 16,603
Federal funds sold.....................        9,980       470         5,330
                                            --------  --------      --------
        Total cash and cash equivalents       25,415    16,753        21,933
Mortgage loans held for sale...........        1,738     4,364         1,116
Time deposits in other banks...........          338     1,135           434
Trading account securities.............            -         -             -
Securities available for sale, at fair
  value................................       75,070    67,989        76,933
Securities held to maturity with
  aggregate fair values of $27,553,
  $43,525, and $34,257, respectively...       27,640    43,194        34,037
Loans..................................      358,652   352,898       362,418
  Allowance for possible loan losses...       (3,538)   (3,032)       (3,289)
                                            --------  --------      --------
                              Net loans      355,114   349,866       359,129
Premises and equipment.................       12,122    12,961        12,633
Accrued interest and other assets......       12,101    11,841        12,269
                                            --------  --------      --------
                           Total assets     $509,538  $508,103      $518,484
                                            --------  --------      --------
                                            --------  --------      --------

LIABILITIES
Deposits:
  Non interest bearing.................     $ 43,788  $ 43,453      $ 49,821
  Interest bearing.....................      393,871   388,171       396,000
                                            --------  --------      --------
                         Total deposits      437,659   431,624       445,821
Federal funds purchased, securities
  sold under agreements to repurchase,
  and other short-term borrowings......        9,022    12,794         8,298
Other liabilities......................        3,593     3,345         4,354
Other borrowings.......................       11,397    16,297        13,497
                                            --------  --------      --------
                      Total liabilities      461,671   464,060       471,970
                                            --------  --------      --------

CAPITAL
Preferred stock, without par value:
  Authorized - 200,000 shares, issuable
  in series; none issued or outstanding            -         -             -
Common stock, par value $5 per share:
  Authorized -  6,000,000 shares;
  Issued and Outstanding - 2,751,198,
    2,732,319, and 2,742,865 shares,
    respectively.......................       13,756    13,664        13,714
Capital surplus........................        6,461     6,259         6,357
Retained earnings......................       27,585    23,824        25,809
Unrealized gain on securities..........           65       296           634
                                            --------  --------      --------
Total capital                                 47,867    44,043        46,514
                                            --------  --------      --------
          Total liabilities and capital     $509,538  $508,103      $518,484
                                            --------  --------      --------
                                            --------  --------      --------

         See accompanying notes to consolidated financial statements.

                                TODAY'S BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                    (dollars in thousands, except per share data)
                                      unaudited

                                                        Three Months Ended
                                                              June 30
                                                              -------
INTEREST INCOME                                           1996        1995
                                                          ----        ----
Interest and fees on loans.......................       $7,940      $8,051
Interest on federal funds sold and
  time deposits in other banks...................           92         144
Interest and fees on mortgage loans
  originated for sale............................           31          38
Interest on investment securities
  Trading securities.............................            -           4
  Securities available for sale - taxable........        1,123       1,019
  Securities available for sale - exempt from
    federal income taxes.........................           28           -
  Securities held to maturity - taxable..........          209         384
  Securities held to maturity - exempt from
    federal income taxes.........................          217         247
                                                        ------      ------
                       TOTAL INTEREST INCOME             9,640       9,887
                                                        ------      ------
INTEREST EXPENSE
Interest on deposits.............................        4,544       4,476
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase, and other short-term borrowings....           91         157
Interest on other borrowings.....................          202         288
                                                        ------      ------
                       TOTAL INTEREST EXPENSE            4,837       4,921
                                                        ------      ------
                       NET INTEREST INCOME               4,803       4,966
Provision for possible loan losses...............          280         165
                                                        ------      ------
          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES            4,523       4,801
                                                        ------      ------
OTHER OPERATING INCOME
Trust revenues...................................          439         393
Service charges on deposit accounts..............          449         454
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................          107         246
Securities gains, net............................           (2)          -
Trading account securities gains.................            -           8
Other income.....................................          198         149
                                                        ------      ------
                 TOTAL OTHER OPERATING INCOME            1,191       1,250
                                                        ------      ------
OTHER OPERATING EXPENSES
Salaries, wages, and employee benefits...........        1,865       1,978
Net occupancy expense............................          326         336
Furniture and equipment expense..................          310         333
Printing, stationery, and supplies...............          110         172
FDIC insurance expense...........................            1         238
Data processing expense..........................          284         261
Marketing and advertising........................          100         203
Other expenses...................................          688         750
                                                        ------      ------
               TOTAL OTHER OPERATING EXPENSES            3,684       4,271
                                                        ------      ------
Income before income taxes.......................        2,030       1,780
Income tax provision.............................          718         619
                                                        ------      ------

                                   NET INCOME           $1,312      $1,161
                                                        ------      ------
                                                        ------      ------
Net income per common share......................       $ 0.47      $ 0.43
                                                        ------      ------
                                                        ------      ------

Dividends declared per common share..............      $0.1500     $0.1375
                                                        ------      ------
                                                        ------      ------


         See accompanying notes to consolidated financial statements.

                                TODAY'S BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                    (dollars in thousands, except per share data)
                                      unaudited


                                                         Six Months Ended
                                                              June 30
                                                              -------
INTEREST INCOME                                           1996        1995
                                                          ----        ----
Interest and fees on loans.......................      $15,951     $15,456
Interest on federal funds sold and
  time deposits in other banks...................          144         221
Interest and fees on mortgage loans
  originated for sale............................           60          79
Interest on investment securities
  Trading securities.............................            -         102
  Securities available for sale - taxable........        2,248       2,024
  Securities available for sale - exempt from
    federal income taxes.........................           55           -
  Securities held to maturity - taxable..........          492         707
  Securities held to maturity - exempt from
    federal income taxes.........................          445         494
                                                        ------      ------
                        TOTAL INTEREST INCOME           19,395      19,083
                                                        ------      ------
INTEREST EXPENSE
Interest on deposits.............................        9,171       8,692
Interest on federal funds purchased,
  securities sold under agreement to
  repurchase, and other short-term borrowings....          199         291
Interest on other borrowings.....................          422         530
                                                        ------      ------
                       TOTAL INTEREST EXPENSE            9,792       9,513
                                                        ------      ------


NET INTEREST INCOME                                      9,603       9,570
Provision for possible loan losses...............          560         330
                                                        ------      ------
          NET INTEREST INCOME AFTER PROVISION
                     FOR POSSIBLE LOAN LOSSES            9,043       9,240
                                                        ------      ------
OTHER OPERATING INCOME
Trust revenues...................................          915         801
Service charges on deposit accounts..............          869         877
Mortgage banking fees and gain on sale of
  mortgage servicing rights......................          208         312
Securities gains, net............................            6          57
Trading account securities gains.................            -          77
Other income.....................................          401         417
                                                        ------      ------
                 TOTAL OTHER OPERATING INCOME            2,399       2,541
                                                        ------      ------
OTHER OPERATING EXPENSES
Salaries, wages, and employee benefits...........        3,750       3,895
Net occupancy expense............................          720         711
Furniture and equipment expense..................          631         659
Printing, stationery, and supplies...............          204         393
FDIC insurance expense...........................            1         475
Data processing expense..........................          585         537
Marketing and advertising........................          210         330
Other expenses...................................        1,384       1,523
                                                        ------      ------
               TOTAL OTHER OPERATING EXPENSES            7,485       8,523
                                                        ------      ------
Income before income taxes.......................        3,957       3,258
Income tax provision.............................        1,391       1,118
                                                        ------      ------
                                       NET INCOME       $2,566      $2,140
                                                        ------      ------
                                                        ------      ------

Net income per common share......................       $ 0.93      $ 0.79
                                                        ------      ------
                                                        ------      ------
Dividends declared per common share..............      $0.2875     $0.2625
                                                        ------      ------
                                                        ------      ------


        See accompanying notes to consolidated financial statements.

                                TODAY'S BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      unaudited

                                                       Six Months Ended
                                                            June 30
                                                            -------
                                                          1996        1995
                                                          ----        ----
OPERATING ACTIVITIES

Net income.......................................     $  2,566    $  2,140
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation.................................          799         799
    Amortization of goodwill.....................          180         186
    Benefit for deferred income taxes............         (139)       (265)
    Provision for possible loan losses...........          560         330
    Amortization of premiums, net................          156         170
    Securities gains, net........................           (6)        (57)
    Trading account security gains...............            -         (77)
    Proceeds from sale of trading account
       securities.................................           -       6,427
    Loans originated for sale....................      (18,540)    (20,468)
    Loans sold...................................       17,918      17,392
    Decrease in accrued interest and other assets          443         930
    Decrease in other liabilities................          716         515
                                                     ---------   ---------

Net cash provided by operating activities                3,221        6,992
                                                       -------       ------
INVESTING ACTIVITIES

Proceeds from maturities of time
  deposits in other banks........................          101         476
Securities available for sale:
  Proceeds from sales, maturities, and repayments
    of mortgage-backed securities................          889         338
  Proceeds from sales of investment securities...        2,525       5,038
  Proceeds from calls and maturities of
    investment securities........................       10,132      12,301
  Purchase of investment securities..............      (12,710)    (20,098)

Securities held to maturity:
  Proceeds from sales, maturities, and repayments
    of mortgage-backed securities................        3,743       1,106
  Proceeds from sale of investment securities....          351         347
  Proceeds from calls and maturities of
    investment securities........................        2,435       1,555
  Purchase of investment securities..............         (190)    (10,024)
Net increase (decrease) in loans held for
  portfolio .....................................        3,455     (22,558)
Purchases of premises and equipment..............         (288)     (1,123)
                                                     ---------   ---------
Net cash provided (used) by investing activities.       10,443     (32,642)
                                                     ---------   ---------

                                TODAY'S BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (dollars in thousands)
                                      unaudited

                                                         Six Months Ended
                                                             June 30
                                                             -------
                                                          1996        1995
                                                          ----        ----
FINANCING ACTIVITIES

Net increase (decrease) in deposits..............       (8,162)   $ 13,877
Net increase (decrease) in federal funds
  purchased, securities sold under agreements to
  repurchase, and other short-term borrowings....          724        (336)
Payment on other borrowings......................       (2,100)       (500)
Cash dividends paid..............................         (790)       (712)
Proceeds from exercise of stock options..........          146         360
Increase in other borrowings.....................            -       3,000
                                                     ---------   ---------

 Net cash provided (used) by financing activities      (10,182)     15,689
                                                     ---------   ---------

 Net decrease in cash and cash equivalents              (3,482)     (9,961)

 Cash and cash equivalents at beginning of period       21,933      26,714
                                                     ---------   ---------

       Cash and cash equivalents at end of period     $ 25,415    $ 16,753
                                                     ---------   ---------
                                                     ---------   ---------

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. All significant inter-company balances and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 3 - Non-cash Investing Activity

During the first six months of 1996, the securities available for sale were written down $930 thousand to reflect the current market price at June 30, 1996. The offsetting entries were to other assets which were increased by $361 thousand to reflect the deferred income tax impact and to the capital account, unrealized gain (loss) on securities, which was decreased by $569 thousand moving from a positive position of $634 thousand at December 31, 1995 to a positive $65 thousand at June 30, 1996.

Note 4 - Merger

On March 19, 1996, TODAY'S BANCORP, INC. ("TODAY" or the "Company") entered into a definitive agreement to merge with a wholly owned subsidiary of Mercantile Bancorporation Inc. ("Mercantile") pursuant to which Mercantile will acquire 100% of the common stock of TODAY in exchange for a combination of Mercantile common stock and cash having a value of $87,250,000 as of March 19, 1996.

The transaction is subject to the approval of banking authorities and the shareholders of TODAY. It is expected that the transaction will be consummated in late 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

The following discussion and analysis provides an overview of significant factors which affected TODAY'S financial statements and results of operations. This commentary is intended to provide readers with a more comprehensive review than is apparent from the consolidated financial statements and notes alone.

EARNINGS OVERVIEW

The Company's second quarter earnings of $1,312 or $0.47 per share, was $151, or $.04 per share greater than the $1,161 or $0.43 per share recorded in the same quarter of 1995. Year-to-date earnings of $2,566 or $.93 per share, was $426, or $.14 per share higher than the $2,140, or $.79 per share recorded for the same period in 1995.

The increase for the three month period ended June 30, 1996 was attributable to continued earning improvements at the bank affiliates and the increased revenues from trust operations. Non-interest expense declined primarily due to the reduction in FDIC insurance premiums and the Company's continued efforts to reduce operating costs.

Part of the earning improvements in the bank affiliates came from the reduction in the FDIC insurance premiums paid and supply costs. The reduction in FDIC premiums was a result of a decision reached during the third quarter of 1995 by the Federal Deposit Insurance Corporation's Board of Directors. The Board voted to reduce the deposit insurance premiums paid from $0.23 per $100 for "Well Capitalized Institutions" to $.04 per $100. As a result of this vote, the Company has incurred minimal costs in 1996 related to FDIC insurance premiums as compared to the same period in 1995. The Company's supply costs returned to normal levels in the first half of 1996. During the first six months of 1995, the Company's name change and reorganization of its affiliates resulted in higher than normal supply costs.

For the three months ended June 30, 1996, the Company's trust operations increased revenues by 12% from the same period in 1995. The increase was a result of higher market values in the trust assets which are the basis for most fees and the addition of new customers.

TODAY's annualized return on average equity was 11.03% and 10.80% and its return on average assets was 1.04 and 1.01%, for the three month and six month periods ending June 30, 1996, respectively. For the same periods in 1995, the annualized return on average equity was 10.82% and 10.20%, while the annualized return on average assets was .93% and .87%, respectively.

                                                                      Page 10
NET INTEREST INCOME

Net interest income, defined as the difference between interest income and interest expense (the "margin"), remains TODAY's most significant source of profitability. The second quarter margin decreased by $163 or 3% from the second quarter of 1995. This decline was a result of installment loan run-off experienced over the past year. For the six months ended June 1996, the margin was $9,603, an increase of $33, or .3% from the same period in 1995. The Company expects loan growth in the commercial portfolio to be minimal and will continue to experience a decline in the installment portfolio. Although the Company has been successful in attracting new loan relationships, most of the success has been negated by higher costs associated with deposit fundings. During the first six months of 1996, deposit costs continued to increase as asset yields declined slightly.

The Company believes it has a very stable deposit base and sound, high quality loan and investment portfolios. While there may be some additional margin compression in the future, the Company believes that the overall effect of this will be minimal due to the limited rate risk associated with the affiliate banks' repricing schedules.

OTHER OPERATING INCOME

TODAY's earnings from non-interest sources for the three months and six months ended June 30, 1996 were $1.2 and $2.4 million, a decrease of 5% and 6% from the same periods of 1995

Trust department revenues for the second quarter were $439, an increase of $46, or 12% from the same quarter in 1995. This increase was attributable to higher market values in the trust assets which is the basis for most fees and the addition of new customers.

Deposit fees remained flat between the second quarters of 1996 and 1995. During 1995, the Company standardized related fees within the affiliates and adopted a more aggressive posture of charging for accounts being overdrawn. Service charges were higher by $29 from the first quarter of 1996. Management is continually looking at alternatives to improve fee income.

Mortgage activity recorded revenues of $107 for the current quarter as compared to $246 for the same period in 1995. Interest rate fluctuations during the second quarter and staff turnover resulted in lower than anticipated mortgage origination's. Management believes loan origination activity for the balance of the year will remain below plan and below 1995 levels.

The Company had minimal security gains for the first half of 1996. During the first quarter of 1995, the Company recorded market appreciation of $69 on a mutual fund carried as a trading security. This fund was sold in the second quarter of last year.

OTHER OPERATING EXPENSE

Total other operating expenses were $3.7 million and $7.5 million for the three month and six month periods ending June 1996. This is significantly down from the $4.3 million and $8.5 million reported for the same periods in 1995. During the first half of 1995, the Company incurred $300 in costs over normal operating expenses related to the changing of the Company's name and the reorganization of its affiliates.

Personnel costs continue to be the largest component of other operating expenses. Employee related costs totaled $1.9 million and $3.8 million for the first half of 1996. This reflects a decrease of $113 or 6%, and $145 or 4%, from the same periods of 1995, respectively. Mortgage banking employee costs continued to decline due to efforts to reduce fixed costs at this affiliate.

Year-to date employee costs represented 31% of net interest and non-interest revenues, a decrease of 1% from the same period of the prior year. TODAY will continue the efforts to improve in this area.

Net occupancy and equipment expenses for the second quarter were $636 as compared to $669 for the three months ended June 30, 1995. This decrease is due to lower than anticipated utility costs from the mild weather conditions experienced during the spring months. Also contributing, was a decline in maintenance contracts costs.

Printing, stationery and supplies expenses were $110 and $204 for the three month and six month periods of 1996. This represents a decrease of $62 or 36% and $189 or 48%, from the same periods of 1995, respectively. This was attributable to higher costs during the first half of 1995 related to the name change and the reorganization of affiliates.

In August, 1995, the FDIC's Board of Directors determined that the Bank Insurance Fund (BIF) was recapitalized as of May 31, 1995 and voted to reduce the insurance rates from $.23 to $.04, per $100. In September of 1995, the FDIC refunded the insurance premium overpayments made since the BIF was recapitalized on May 31, 1995. During the fourth quarter of 1995, the FDIC announced all "Well Capitalized" Banks with a 1A rating would not be required to pay deposit insurance in 1996 (except for the $2,000 minimum mandated by law). The reduction in premiums resulted in FDIC insurance for the first half of 1996 to be $1, compared to $475 for the same periods in 1995.

Marketing and advertising expenses were $100 for the second quarter of 1996. This represents a $103 or 51%, decline from the same period in 1995. Management aggressively marketed the name change of the Company during last year's reorginazation. Costs for the first half of 1996 indicate a return to normal levels for the Company.

STATEMENT OF CONDITION

Total assets of $509.5 million were reported as of June 30, 1996. This represents a $1.4 million, or .3% increase, over the $508.1 million reported as of June 30, 1996 and a $8.9 million, or 2% decrease, from the $518.5 million reported as of December 31, 1995. Most of the decrease since year end was in the deposit accounts, loans and held-to-maturity securities. Management has allowed this decline, given the current competitive nature of deposit and loan pricing in the market.

Mortgage loans held for sale decreased $2.6 million to $1.8 million at June 30, 1996 from the same quarter of 1995 and they were $.6 million higher than at December 31, 1995. Mortgage loans held for sale are expected to decline slightly in the foreseeable future. Funds from this reduction will be utilized to sell federal funds and to fund portfolio loan growth.

Loans represent the largest component of TODAY's earning asset base. Lending activities over the past several years have showed positive results. During 1996, this positive trend in lending activities was starting to level-off. At the end of the current quarter, total loans were $358.7 million. This represents a $5.8 million, or 2% increase from June 30, 1995 total of $352.9 million and a $3.7 million, or 1% decrease from the $362.4 million reported December 31, 1995. TODAY places a strong emphasis on sales to capture more business from current customers and to attract new relationships by offering high quality and diversified loan products.

Securities, including time deposits in other banks, totaled $103.0 million at June 30, 1996, a decrease of $9.3 million, or 8%, from the $112.3 million reported for the same period ended in 1995 and a $8.4 million decrease over the $111.4 million reported December 31, 1995. The funds from the securities which were sold or matured were used to fund the Company's loan growth.

On the liability side of the balance sheet, deposits totaled $437.7 million at June 30, 1996. Deposits increased $6.1 million, or 1%, from the $431.6 million reported on June 30, 1995, and declined $8.1 million, or 2% from the $445.8 million reported on December 31, 1995. Much of the deposit growth during 1995 was attributable to increased market penetration in the Rockford area. Specialized products were developed to meet the needs of targeted groups such as small businesses. The decline of deposits during the first half of 1996 was attributable to the competitive pricing being experienced in the market.

Short-term borrowings totaled $9.0 million at June 30, 1996. This was a decrease of $3.8 million or 29% from the same quarter in 1995, and an increase of $.7 million or 9% from the $8.3 million reported at December 31, 1995. The decrease in short-term borrowings from June 30, 1995 was attributable to a decline in repurchase agreements.

Other borrowings decreased $4.9 million from June 30, 1995, to the current balance of $11.4 million and declined $2.1 million since December 31, 1995. The decline came in the form of payments on Federal Home Loan Bank notes and corporate debt.

ASSET QUALITY

TODAY continues to emphasize asset quality as evidenced by its ratio of non-performing loans being only .39% of gross loans at June 30, 1996. This compares to .50% at December 31, 1995 and .90% for the same date last year. Non-performing assets as a percent of capital have decreased to 3.36%, compared to 5.22% at December 31, 1995 and 7.57% at June 30, 1995. Annualized net charge-offs as a percent of average loans was .17% at June 30, 1996.
This is slightly lower than TODAY's three year average. In comparison to peer group data, these numbers continue to indicate better than average asset quality.

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

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Asset/Liability Committees of the affiliate banks continually monitor TODAY's liquidity and rate sensitivity position. By managing rate sensitivity, the Company seeks to maximize the growth of net interest income on a consistent basis by minimizing the fluctuations associated with changing market interest rates along with meeting cash flow requirements that may arise from increases in demand for loans or other assets or from decreases in deposits or other funding sources.

TODAY's liquidity position has been influenced by its funding base and asset mix as identified in the Consolidated Statement of Cash Flows. Funding for the first six months of 1996 was primarily provided by proceeds from the sales, calls and maturities of time deposits in other banks, investment securities and mortgage-backed securities of $20.2 million, loans sold of $17.9 million and net repayments in the loan portfolio of $3.5. The funds were primarily utilized to: purchase investment securities totaling $12.9 million, loans originated for sale of $18.5 million, decrease in deposits of $8.2 million and pay-down of corporate debt and Federal Home Loan Bank borrowings of $2.1 million for lending activities.

The following rate sensitivity table reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1996:




                                       0-3 MO        4-12 MO        1-5 YR.         > 5 YR.         TOTAL
                                       ------        -------        -------         -------         -----

    USES OF FUNDS
    Investment securities,
          excluding valuation
          allowance                 $ 10,768       $ 28,713       $ 57,861        $ 5,244       $102,586
    Time deposits in banks               162            176              -              -            338
    Federal funds sold                 9,980              -              -              -          9,980
    Mortgage loans held
          for sale                     1,738              -              -              -          1,738
    Loans, excluding non-
          accrual loans              146,460         55,034        127,636         28,603        357,733
     -------------------             --------      --------       --------        -------       --------
         Total Uses                 $169,108       $ 83,923       $185,497        $33,847       $472,375
    ---------------                 --------       --------       --------        -------       --------

    SOURCES OF FUNDS
    Int. bearing checking           $ 46,219          $   -          $   -           $  -       $ 46,219
    Money market savings              69,017              -              -              -         69,019
    Regular savings                   33,814              -              -              -         33,814
    Time deposits                     89,214         78,564         43,227          3,763        214,768
    Other interest bearing            10,344         10,003          8,363          1,341         30,051
    Short-term borrowings              9,022              -              -              -          9,022
    Term borrowings and
         advances from FHLB            6,222          5,175              -              -         11,397
     -----------------------        --------       --------       --------        -------       --------
    Total interest bearing           263,854         93,742         51,590          5,104        414,290
      Net other sources                    -              -              -         58,085         58,085
     -------------------            --------       --------       --------        -------       --------
         Total Sources              $263,854       $ 93,742       $ 51,590       $63,1893       $472,375
    ------------------              --------       --------       --------       --------       --------

    CUMULATIVE MATURITY/RATE
          SENSITIVE GAP             ($94,746)     ($104,932)      $ 29,342           $  0          $   0

 --------------------------------

On a cumulative basis, TODAY's one year interest gap resulted in $104.9 million more interest sensitive liabilities than assets. This generally indicates that net interest income would decline in a rising rate environment. However, in tracking interest rate movements of deposit rates compared to market based rates during past interest rate cycles, TODAY notes that certain deposit rates have a tendency to lag. When the cumulative rate sensitivity gap is adjusted for this factor, TODAY feels it is in a near matched position, allowing for limited interest rate exposure.

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

CAPITAL

The Company's capital position provides a margin of safety for depositors and stockholders which enables the Company to take advantage of profitable investment opportunities and provide for future growth. Each of the subsidiary banks is subject to regulatory capital guidelines as shown below. At June 30, 1996, TODAY had Tier I capital of 11.08%, Tier II capital of 12.02% and a leverage ratio of 8.30%.

The following table illustrates in tabular form the various ratios:

                                                                   MINIMUM
                                                                  REGULATORY
                                AMOUNT           RATIO            GUIDELINES
                               -------           -----            ----------
RISK-BASED CAPITAL RATIOS
    Tier I capital             $ 41,839           11.1%               4.0%
    Tier II capital              45,377           12.0                8.0
    Risk-weighted assets        377,619              -                  -
SUPPLEMENTAL RATIOS
    Leverage ratio               41,839            8.3                3.0
    Total average assets        510,118              -                  -

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

Under the risk-based capital guidelines presently in effect for banks and bank holding companies, minimum capital levels are based on the perceived risk in the various asset categories. Certain off-balance-sheet instruments such as loan commitments and letters of credit require capital allocations. Bank holding companies are required to maintain minimum risk-basked capital ratios. TODAY's ratios are above the regulatory minimum guide-lines and each of its subsidiary banks met the regulatory criteria to be categorized as "Well Capitalized" institutions at June 30, 1996. For each of the subsidiary banks, the "well capitalized" classification permits the banks to minimize the cost of FDIC insurance assessments by being charged a lesser rate than those who do not meet this definition. Designation as a "Well Capitalized" institution does not constitute a recommendation by federal bank regulators. During 1995, TODAY's premium per $100 of deposits declined from $.23 to $.04 per $100 of deposits. At this time, no premiums are expected to be assessed during 1996 at this time.

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

OTHER DEVELOPMENTS

The Company entered into a definitive agreement to merge with a wholly owned subsidiary of Mercantile Bancorporation Inc. ("Mercantile") pursuant to which Mercantile will acquire 100% of the common stock of TODAY in exchange for a combination of Mercantile common stock and cash having a value of $87.25 million as of March 19, 1996. The transaction is subject to the approval of banking authorities and the shareholders of TODAY. It is expected that the transaction will be consummated in late 1996.

The Company is in discussions with the Federal Home Loan Mortgage Corporation and a federal savings association concerning eleven mortgage loans having an approximate value of $850 thousand. Research is underway in an effort to determine if the Company has any liability for the loans which may have been paid-off in late 1992, while the Company's mortgage banking affiliate was acting as the servicing agent. It is to early to determine if there is any financial risks to the Company.

Management is not aware of any other trends, events, or uncertainties, other than those discussed above, or of any recommendations by regulatory authorities which, if they were to be implemented, would impact the future operations, liquidity, or capital of the company.

                                                                      Page 17
Part II.

Item 4.  Submission of Matters to a Vote of Security holders

The annual meeting of shareholders was held April 18, 1996 and resulted in the following approvals:

1. The election of three (3) Class III Directors, Michael A. Cavataio Sr., J. Michael Hillard and R. William Owens who will serve until their term expires at the 1999 annual meeting.

2. The ratification and appointment of KPMG Peat Marwick, LLP as indep-endent public accountants for the Company for the fiscal year ending December 31, 1996.

Item 5.  Other Information

On July 16, 1996, the Board of Directors approved a $0.28375 per share cash dividend to all shareholders of record as of August 1, 1996, payable on August 10, 1996.

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

                                        TODAY'S BANCORP, INC.
                                        ---------------------
                                            (Registrant)



DATE: August 2, 1996                         /s/ Richard W. Owen
                                             ---------------------------
                                             Richard W. Owen
                                             Executive Vice President
                                             and Chief Financial Officer